Form 10QSB
period 2000-11-30
ELPLATA CORP
filed 2001-01-08
CIK 1116196

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------


(Mark one)
    XX          QUARTERLY  REPORT UNDER  SECTION  13  OR 15(d) OF THE SECURITIES
---------       EXCHANGE ACT OF 1934

                      For the quarterly period ended November 30, 2000

                TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE  ACT
---------       OF 1934

                      For the transition period from ____________ to ___________

--------------------------------------------------------------------------------

                        Commission File Number: 000-30779
                                                ---------

                              El Plata Corporation
        (Exact name of small business issuer as specified in its charter)

         Nevada                                                 75-2843787
------------------------                                ------------------------
(State of incorporation)                                (IRS Employer ID Number)

                     211 West Wall Street, Midland, TX 79701
                     ---------------------------------------
                    (Address of principal executive offices)

                                 (915) 682-1761
                                 --------------
                           (Issuer's telephone number)

--------------------------------------------------------------------------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                             ---   ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: January 5, 2001: 5,000,000
                                          --------------------------

Transitional Small Business Disclosure Format (check one): YES     NO X
                                                               ---   ---

                              El Plata Corporation

               Form 10-QSB for the Quarter ended November 30, 2000

                                Table of Contents

                                                                            Page
                                                                            ----

Part I - Financial Information

  Item 1   Financial Statements                                               3

  Item 2   Management's Discussion and Analysis or Plan of Operation          9


Part II - Other Information

  Item 1   Legal Proceedings                                                 10

  Item 2   Changes in Securities                                             10

  Item 3   Defaults Upon Senior Securities                                   10

  Item 4   Submission of Matters to a Vote of Security Holders               10

  Item 5   Other Information                                                 10

  Item 6   Exhibits and Reports on Form 8-K                                  10


Signatures                                                                   10

S. W. HATFIELD, CPA
certified public accountants

Member:    American Institute of Certified Public Accountants
               SEC Practice Section
               Information Technology Section
           Texas Society of Certified Public Accountants

Item 1 - Part 1 - Financial Statements


                           Accountant's Review Report
                           --------------------------


Board of Directors and Shareholders
El Plata Corporation

We have reviewed the accompanying balance sheets of El Plata Corporation (a Florida corporation) as of November 30, 2000 and 1999 and the accompanying statements of operations and comprehensive income and cash flows for the three months ended November 30, 2000 and 1999 These financial statements are prepared in accordance with the instructions for Form 10-QSB, as issued by the U. S.
Securities and Exchange Commission, and are the sole responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression on an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company had no viable operations or significant assets since 1990 and continues to be dependent upon significant shareholders to provide sufficient working capital to maintain the integrity of the corporate entity. These circumstances create substantial doubt about the Company's ability to continue as a going concern and are discussed in Note A. The financial statements do not contain any adjustments that might result from the outcome of these uncertainties.

                                                         S. W. HATFIELD, CPA
Dallas, Texas
January 5, 2001

                      Use our past to assist your future sm

(secure mailing address)                   (overnight delivery/shipping address)
P. O. Box 820395                               9002 Green Oaks Circle, 2nd Floor
Dallas, Texas  75382-0395                               Dallas, Texas 75243-7212
214-342-9635 (voice)                                          (fax) 214-342-9601
800-244-0639                                                      SWHCPA@aol.com
                                        3

                              El Plata Corporation
                     (formerly El Plata Mining Corporation)
                                 Balance Sheets
                           November 30, 2000 and 1999


                                                            2000        1999
                                                           --------    --------
                                     ASSETS
                                     ------
Current assets
   Cash on hand and in bank                                $  6,579    $  7,174
                                                           --------    --------

   Total Assets                                            $  6,579    $  7,174
                                                           ========    ========



                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Liabilities
   Current liabilities
     Accounts payable - trade                              $   --      $    116
                                                           --------    --------

   Total Liabilities                                           --           116
                                                           --------    --------


Commitments and contingencies

Shareholders' equity (deficit)
   Common stock - $0.001 par value
     100,000,000 shares authorized
     5,000,000 shares issued and
     outstanding,  respectively                               5,000       5,000
   Additional paid-in capital                                56,145      56,145
   Accumulated deficit                                      (54,566)    (54,087)
                                                           --------    --------
   Total Shareholders' Equity (Deficit)                       6,579       7,058
                                                           --------    --------

   Total Liabilities and Shareholders' Equity              $  6,579    $  7,174
                                                           ========    ========



The financial information presented herein has been prepared by management without audit by independent certified public accountants. See Accountant's Review Report. The accompanying notes are an integral part of these financial statements.

                              El Plata Corporation
                     (formerly El Plata Mining Corporation)
                Statements of Operations and Comprehensive Income
                  Three months ended November 30, 2000 and 1999


                                           Three months   Three months
                                              ended          ended
                                           November 30,   November 30,
                                               2000           1999
                                           -----------    -----------

Revenues                                   $      --      $      --
                                           -----------    -----------

Expenses
   General and administrative expenses              54          1,794
                                           -----------    -----------

     Total operating expenses                       54          1,794
                                           -----------    -----------

Loss from Operations                               (54)        (1,794)

Other income
   Interest income                                  62             28
                                           -----------    -----------

Income (Loss) before
   provision for income taxes                        8         (1,766)

Provision for Income Taxes                        --             --
                                           -----------    -----------

Net Income (Loss)                                    8         (1,766)

Other Comprehensive Income                        --             --
                                           -----------    -----------

Comprehensive Income (Loss)                $         8    $    (1,766)
                                           ===========    ===========


Earnings per share of common stock
   outstanding computed on net income
   - basic and fully diluted                       nil            nil
                                           ===========    ===========

Weighted-average number of shares
   outstanding - basic and fully diluted     5,000,000      3,769,231
                                           ===========    ===========




The financial information presented herein has been prepared by management without audit by independent certified public accountants. See Accountant's Review Report. The accompanying notes are an integral part of these financial statements.


                              El Plata Corporation
                     (formerly El Plata Mining Corporation)
                            Statements of Cash Flows
                  Three months ended November 30, 2000 and 1999


                                                            Three months    Three months
                                                               ended           ended
                                                            November 30,    November 30,
                                                                 2000            1999
                                                            ------------    ------------
Cash Flows from Operating Activities
   Net income (loss) for the period                         $          8    $     (1,766)
   Adjustments to reconcile net loss
     to net cash provided by operating activities
       Contributed capital to support operations                    --             1,145
       Increase (Decrease) in
         Accounts payable - trade                                   (788)         (2,205)
                                                            ------------    ------------

Net cash used in operating activities                               (780)         (2,826)
                                                            ------------    ------------


Cash Flows from Investing Activities                                --              --
                                                            ------------    ------------


Cash Flows from Financing Activities
   Proceeds from private placement of common stock                  --            10,000
                                                            ------------    ------------

Net cash provided by financing activities                           --            10,000
                                                            ------------    ------------

Increase (Decrease) in Cash                                         (780)          7,174

Cash at beginning of period                                        7,359            --
                                                            ------------    ------------

Cash at end of period                                       $      6,579    $      7,174
                                                            ============    ============


Supplemental Disclosure of Interest and Income Taxes Paid
     Interest paid for the year                             $       --      $       --
                                                            ============    ============
     Income taxes paid for the year                         $       --      $       --
                                                            ============    ============



The financial information presented herein has been prepared by management without audit by independent certified public accountants. See Accountant's Review Report. The accompanying notes are an integral part of these financial statements.

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

2.   Income Taxes
     ------------

     The Company uses the asset and liability method of accounting for income taxes. At November 30, 2000 and 1999, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.
     Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of November 30, 2000 and 1999, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

                              El Plata Corporation
                     (formerly El Plata Mining Corporation)

                    Notes to Financial Statements - Continued


Note B - Summary of Significant Accounting Policies - Continued

3.   Income (Loss) per share
     -----------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of
     issuance,   whichever  is  later.   As  of  November  30,  2000  and  1999,
     respectively, the Company has no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

Note C - Common Stock Transactions

On September 29, 1999, the Company sold 4,000,000 shares of common stock to the Company's President pursuant to an exemption from registration pursuant to
Section 4(2) of The Securities Act of 1933, as amended, for $10,000 cash.

Part I - Item 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

(1)  Caution Regarding Forward-Looking Information

This quarterly report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of the Company or management as well as assumptions made by and information currently available to the Company or management. When used in this document, the words "anticipate," "believe," "estimate," "expect" and "intend" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company regarding future events and are subject to certain risks, uncertainties and assumptions, including the risks and uncertainties noted. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. In each instance, forward-looking information should be considered in light of the accompanying meaningful cautionary statements herein.

(2)  Plan of Operation, Results of Operations, Liquidity and Capital Resources

The Company intends to continue its plan of seeking a suitable merger or acquisition candidate. In order to do so, it will require additional capital to pay ongoing expenses, including particularly legal and accounting fees incurred in conjunction with preparation and filing of various required periodic reports to the U. S. Securities and Exchange Commission.

In September 1999, the Company sold 4,000,000 shares of common stock to the Company's President pursuant to an exemption from registration pursuant to
Section 4(2) of The Securities Act of 1933, as amended, for $10,000 cash. These funds were used to pay various administrative operating expenses of the Company through the period ended November 2000.

The Company has engaged in no significant operations other than organizational activities and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended, since August 31, 1989.

For the three months ended November 30, 2000 and 1999, the Company incurred an operating loss as a result of expenses principally associated with registration and compliance with reporting obligations under the Securities Exchange Act of 1934, and other administrative expenses associated with the maintenance of the Company's issued and outstanding stock records. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues. The Company may also continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

It is the intent of management and significant stockholders to provide sufficient working capital to preserve the integrity of the corporate entity, however, there are no commitments to provide additional funds have been made by management or other stockholders, and the Company has no plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of a merger or acquisition candidate. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses. Notwithstanding the forgoing, to the extent that additional funds are required, the Company anticipates receiving such funds in the form of advancements from current shareholders without issuance of additional shares or other securities, or through the private placement of restricted securities rather than through a public offering. The Company does not currently contemplate making a Regulation S offering.

Regardless of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.

Year 2000 Compliance Issues

None of the Company's information systems or non-information technology systems were affected by the passage into the year 2000. Nevertheless, we have no assurance that we will not experience isolated system failures as a result of customer or third party technical problems.

Part II - Other Information

Item 1 - Legal Proceedings

   None

Item 2 - Changes in Securities

   In September 1999, the Company sold 4,000,000 shares of common stock to the Company's President pursuant to an exemption from registration pursuant to
   Section 4(2) of The Securities Act of 1933, as amended, for $10,000 cash. These funds were used to pay various administrative operating expenses of the Company through the period ended November 2000.

Item 3 - Defaults on Senior Securities

     None

Item 4 - Submission of Matters to a Vote of Security Holders

     None

Item 5 - Other Information

     None

Item 6 - Exhibits and Reports on Form 8-K

     Exhibit 27 - Financial Data Schedule
     Reports on Form 8-K - None

--------------------------------------------------------------------------------

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                            El Plata Corporation


January    4   , 2001                                     /s/ Glenn A. Little
        -------                      -------------------------------------------
                                                                 Glenn A. Little
                                             President, Chief Executive Officer,
                                           Director and Chief Accounting Officer