Form 10QSB
period 2001-02-28
ELPLATA CORP
filed 2001-04-13
CIK 1116196

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB
--------------------------------------------------------------------------------

(Mark one)
   XX            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
---------        EXCHANGE ACT OF 1934

                    For the quarterly period ended February 28, 2001

                 TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
---------        OF 1934

                   For the transition period from _____________ to _____________

--------------------------------------------------------------------------------


                        Commission File Number: 000-30779
                                                ---------


                               ElPlata Corporation
        (Exact name of small business issuer as specified in its charter)

         Nevada                                           75-2843787
------------------------                                  ----------
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

April 12, 2001: 5,000,000
-------------------------

Transitional Small Business Disclosure Format (check one):    YES     NO X
                                                                  ---   ---

                               ElPlata Corporation

               Form 10-QSB for the Quarter ended February 28, 2001

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

Item 1 - Part 1 - Financial Statements


                           Accountant's Review Report
                           --------------------------


Board of Directors and Shareholders
ElPlata Corporation

We have reviewed the accompanying balance sheets of ElPlata Corporation (a Florida corporation) as of February 28, 2001 and February 29, 2000, respectively, and the accompanying statements of operations and comprehensive income for the six and three months ended February 28, 2001 and February 29, 2000, respectively, and the accompanying statements of cash flows for the six months ended February 28, 2001 and February 29, 2000, respectively. These financial statements are prepared in accordance with the instructions for Form 10-QSB, as issued by the U. S. Securities and Exchange Commission, and are the sole responsibility of the Company's management.

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



                                                        S. W. HATFIELD, CPA
Dallas, Texas
April 12, 2001



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
214-342-9635 (voice)                                          (fax) 214-342-9601
800-244-0639                                                      SWHCPA@aol.com



                               ElPlata Corporation
                      (formerly ElPlata Mining Corporation)
                                 Balance Sheets
                     February28, 2001 and February 29, 2000

                                   (Unaudited)

                                                           February 28, February 29,
                                                              2001         2000
                                                             --------     --------
                                     ASSETS
                                     ------

Current assets
   Cash on hand and in bank                                  $  6,629     $  7,233
                                                             --------     --------

   Total Assets                                              $  6,629     $  7,233
                                                             ========     ========



                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Liabilities
   Current liabilities
     Accounts payable - trade                                $   --       $    275
                                                             --------     --------

   Total Liabilities                                             --            275
                                                             --------     --------


Commitments and contingencies


Shareholders' equity (deficit)
   Common stock - $0.001 par value
     100,000,000 shares authorized
     5,000,000 shares issued and outstanding                    5,000        5,000
   Additional paid-in capital                                  56,145       56,145
   Accumulated deficit                                        (54,516)     (54,187)
                                                             --------     --------

   Total Shareholders' Equity (Deficit)                         6,629        6,958
                                                             --------     --------

   Total Liabilities and Shareholders' Equity                $  6,629     $  7,233
                                                             ========     ========


The financial information presented herein has been prepared by management without audit by independent certified public accountants. See Accountant's Review Report. The accompanying notes are an integral part of these financial statements.





                               ElPlata Corporation
                      (formerly ElPlata Mining Corporation)
                   Statements of Operations and Comprehensive
    Income Six and Three months ended February 28, 2001 and February 29, 2000


                                                   (Unaudited)

                                            Six months     Six months    Three months  Three months
                                              ended          ended          ended         ended
                                           February 28,   February 29,   February 28,  February 29,
                                               2001           2000           2001          2000
                                           -----------    -----------    -----------   -----------

Revenues                                   $      --      $      --      $      --     $      --
                                           -----------    -----------    -----------   -----------

Expenses
   General and administrative expenses              54          1,953           --             159
                                           -----------    -----------    -----------   -----------

     Total operating expenses                       54          1,953           --             159
                                           -----------    -----------    -----------   -----------

Loss from Operations                               (54)        (1,953)          --            (159)

Other income
   Interest income                                 112             87             50            59
                                           -----------    -----------    -----------   -----------

Income (Loss) before
   provision for income taxes                       58         (1,866)            50          (100)

Provision for Income Taxes                        --             --             --            --
                                           -----------    -----------    -----------   -----------

Net Income (Loss)                                   58         (1,866)            50          (100)

Other Comprehensive Income                        --             --             --            --
                                           -----------    -----------    -----------   -----------

Comprehensive Income (Loss)                $        58    $    (1,866)   $        50   $      (100)
                                           ===========    ===========    ===========   ===========


Earnings (Loss) per share of common
   stock outstanding computed on net
   income - basic and fully diluted                nil            nil            nil           nil
                                           ===========    ===========    ===========   ===========

Weighted-average number of shares
   outstanding - basic and fully diluted     5,000,000      4,384,615      5,000,000     5,000,000
                                           ===========    ===========    ===========   ===========


The financial information presented herein has been prepared by management without audit by independent certified public accountants. See Accountant's Review Report. The accompanying notes are an integral part of these financial statements.



                               ElPlata Corporation
                      (formerly ElPlata Mining Corporation)
                            Statements of Cash Flows
            Six months ended February 28, 2001 and February 29, 2000


                                   (Unaudited)

                                                          Six months     Six months
                                                             ended          ended
                                                          February 28,   February 29,
                                                             2001           2000
                                                            --------       --------
Cash Flows from Operating Activities
   Net income (loss) for the period                         $     58       $ (1,866)
   Adjustments to reconcile net loss
     to net cash provided by operating activities
       Contributed capital to support operations               1,145
       Increase (Decrease) in
         Accounts payable - trade                               (788)        (2,046)
                                                            --------       --------

Net cash used in operating activities                           (730)        (2,767)
                                                            --------       --------


Cash Flows from Investing Activities                            --             --
                                                            --------       --------


Cash Flows from Financing Activities
   Proceeds from private placement
     of common stock                                            --           10,000
                                                            --------       --------

Net cash provided by financing activities                       --           10,000
                                                            --------       --------

Increase (Decrease) in Cash                                     (730)         7,233

Cash at beginning of period                                    7,359           --
                                                            --------       --------

Cash at end of period                                       $  6,629       $  7,233
                                                            ========       ========


Supplemental Disclosure of Interest and Income Taxes Paid
     Interest paid for the year                             $   --         $   --
                                                            ========       ========
     Income taxes paid for the year                         $   --         $   --
                                                            ========       ========


The financial information presented herein has been prepared by management without audit by independent certified public accountants. See Accountant's Review Report. The accompanying notes are an integral part of these financial statements.

                               ElPlata Corporation
                      (formerly ElPlata Mining Corporation)

                          Notes to Financial Statements


Note A - Organization and Description of Business

ElPlata Mining Corporation (Company) was incorporated under the laws of the State of Nevada on February 23, 1973 and restated its Articles of Incorporation on September 30, 1999. The September 30, 1999 restatement changed the Company's authorized number of shares from 20,000,000 to 100,000,000 and changed the stated par value per share from $0.05 per share to $0.001 per share.

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

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB for the year ended August 31, 2000. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's
instructions   for  Form  10-QSB,   are   unaudited  and  contain  all  material
adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending August 31, 2001.

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

                               ElPlata Corporation
                      (formerly ElPlata Mining Corporation)

                    Notes to Financial Statements - Continued


Note B - Summary of Significant Accounting Policies - Continued

2. Income Taxes
   ------------

     The Company uses the asset and liability method of accounting for income taxes. At February 28, 2001 and February 29, 2000, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of February 28, 2001 and February 29, 2000, respectively, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

3. Income (Loss) per share
   -----------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of February 28, 2001 and February 29, 2000, respectively, the Company has no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.


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


(2)  Plan of Operation, Results of Operations, Liquidity and Capital Resources

ElPlata Corporation (Company) intends to continue its plan of seeking a suitable merger or acquisition candidate. In order to do so, it will require additional capital to pay ongoing expenses, including particularly legal and accounting fees incurred in conjunction with preparation and filing of various required periodic reports to the U. S. Securities and Exchange Commission.

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

For the six months ended February 28, 2001 and February 29, 2000, respectively, the Company incurred net operating losses as a result of expenses principally associated with registration and compliance with reporting obligations under The Securities Exchange Act of 1934, and other administrative expenses associated with the maintenance of the Company's issued and outstanding stock records. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues. The Company may also continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

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

   None

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

                                                        ElPlata Corporation


April    12   , 2001                   /s/ Glenn A. Little
      --------                       --------------------------------------
                                                            Glenn A. Little
                                        President, Chief Executive Officer,
                                      Director and Chief Accounting Officer