Form 10QSB
period 2001-05-31
SHIMODA RESOURCES INC
filed 2001-07-19
CIK 1116196

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------


(Mark one)
    X       QUARTERLY  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE SECURITIES
---------   EXCHANGE ACT OF 1934
                      For the quarterly period ended May 31, 2001

            TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF THE SECURITIES
---------   EXCHANGE ACT OF 1934
                      For the transition period from ____________ to ___________

--------------------------------------------------------------------------------


                        Commission File Number: 000-30779
                                                ---------

                             Shimoda Resources, Inc.
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

                               ElPlata Corporation
                               -------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


--------------------------------------------------------------------------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                             ---   ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: July 18, 2001: 5,000,000
                                           ------------------------

Transitional Small Business Disclosure Format (check one):  YES     NO X
                                                                ---   ---

                             Shimoda Resources, Inc.

                 Form 10-QSB for the Quarter ended May 31, 2001

                                Table of Contents


                                                                            Page
                                                                            ----
Part I - Financial Information

  Item 1   Financial Statements                                               3

  Item 2   Management's Discussion and Analysis or Plan of Operation         10


Part II - Other Information

  Item 1   Legal Proceedings                                                 11

  Item 2   Changes in Securities                                             11

  Item 3   Defaults Upon Senior Securities                                   11

  Item 4   Submission of Matters to a Vote of Security Holders               11

  Item 5   Other Information                                                 11

  Item 6   Exhibits and Reports on Form 8-K                                  11


Signatures                                                                   11


Item 1 - Part 1 - Financial Statements

                             Shimoda Resources, Inc.
                         (formerly ElPlata Corporation)
                      (formerly ElPlata Mining Corporation)
                                 Balance Sheets
                              May 31, 2001 and 2000

                                   (Unaudited)

                                                             May 31,     May 31,
                                                              2001        2000
                                                             --------    --------
                                     ASSETS
                                     ------
Current assets
   Cash on hand and in bank                                  $    713    $  7,294
                                                             --------    --------

   Total Assets                                              $    713    $  7,294
                                                             ========    ========



                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Liabilities
   Current liabilities
     Accounts payable - trade                                $   --      $    434
                                                             --------    --------

   Total Liabilities                                             --           434
                                                             --------    --------


Commitments and contingencies


Shareholders' equity (deficit)
   Common stock - $0.001 par value
     100,000,000 shares authorized
     5,000,000 shares issued and outstanding                    5,000       5,000
   Additional paid-in capital                                  56,145      56,145
   Accumulated deficit                                        (60,366)    (54,285)
                                                             --------    --------

   Total Shareholders' Equity (Deficit)                           779       6,860
                                                             --------    --------

   Total Liabilities and Shareholders' Equity                $    779    $  7,294
                                                             ========    ========



The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.
                                                                               3


                             Shimoda Resources, Inc.
                         (formerly ElPlata Corporation)
                      (formerly ElPlata Mining Corporation)
                Statements of Operations and Comprehensive Income
                Nine and Three months ended May 31, 2001 and 2000

                                   (Unaudited)

                                           Nine months    Nine months    Three months   Three months
                                              ended          ended          ended          ended
                                             May 31,        May 31,        May 31,        May 31,
                                               2001           2000           2001           2000
                                           -----------    -----------    -----------    -----------
Revenues                                   $      --      $      --      $      --      $      --
                                           -----------    -----------    -----------    -----------

Expenses
   General and administrative expenses           5,992          2,112          5,938            159
                                           -----------    -----------    -----------    -----------

     Total operating expenses                    5,992          2,112          5,938            159
                                           -----------    -----------    -----------    -----------

Loss from Operations                            (5,992)        (2,112)        (5,938)          (159)

Other income
   Interest income                                 134            148             22             61
                                           -----------    -----------    -----------    -----------

Income (Loss) before
   provision for income taxes                   (5,858)        (1,964)        (5,916)           (98)

Provision for Income Taxes                        --             --             --             --
                                           -----------    -----------    -----------    -----------

Net Income (Loss)                               (5,858)        (1,964)        (5,916)           (98)

Other Comprehensive Income                        --             --             --             --
                                           -----------    -----------    -----------    -----------

Comprehensive Income (Loss)                $    (5,858)   $    (1,964)   $    (5,916)   $       (98)
                                           ===========    ===========    ===========    ===========


Earnings (Loss) per share of common
   stock outstanding computed on net
   income - basic and fully diluted                nil            nil            nil            nil
                                           ===========    ===========    ===========    ===========

Weighted-average number of shares
   outstanding - basic and fully diluted     5,000,000      4,591,241      5,000,000      5,000,000
                                           ===========    ===========    ===========    ===========




The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.
                                                                               4


                             Shimoda Resources, Inc.
                         (formerly ElPlata Corporation)
                      (formerly ElPlata Mining Corporation)
                            Statements of Cash Flows
                     Nine months ended May 31, 2001 and 2000

                                   (Unaudited)

                                                            Nine months    Nine months
                                                               ended          ended
                                                              May 31,        May 31,
                                                                2001           2000
                                                            -----------    -----------
Cash Flows from Operating Activities
   Net income (loss) for the period                         $    (5,858)   $    (1,964)
   Adjustments to reconcile net loss
     to net cash provided by operating activities
       Contributed capital to support operations                   --            1,145
       Increase (Decrease) in
         Accounts payable - trade                                  (788)        (1,887)
                                                            -----------    -----------

Net cash used in operating activities                            (6,646)        (2,706)
                                                            -----------    -----------


Cash Flows from Investing Activities                               --             --
                                                            -----------    -----------


Cash Flows from Financing Activities
   Proceeds from private placement of common stock                 --           10,000
                                                            -----------    -----------

Net cash provided by financing activities                          --           10,000
                                                            -----------    -----------

Increase (Decrease) in Cash                                      (6,646)         7,294

Cash at beginning of period                                       7,359           --
                                                            -----------    -----------

Cash at end of period                                       $       713    $     7,294
                                                            ===========    ===========


Supplemental Disclosure of Interest and Income Taxes Paid
     Interest paid for the year                             $      --      $      --
                                                            ===========    ===========
     Income taxes paid for the year                         $      --      $      --
                                                            ===========    ===========



The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.
                                                                               5

                             Shimoda Resources, Inc.
                         (formerly ElPlata Corporation)
                      (formerly ElPlata Mining Corporation)

                          Notes to Financial Statements


Note A - Organization and Description of Business

Shimoda Resources, Inc. (Company) was incorporated as ElPlata Mining Corporation under the laws of the State of Nevada on February 23, 1973 and restated its Articles of Incorporation on September 30, 1999. The September 30, 1999 restatement changed the Company's authorized number of shares from 20,000,000 to 100,000,000 and changed the stated par value per share from $0.05 per share to $0.001 per share and changed the Company's corporate name to ElPlata Corporation. In anticipation of a proposed transaction, the Company changed its corporate name to Shimoda Resources, Inc. in April 2001. The effect of all these actions is reflected in the accompanying financial statements as of the first day of the first period presented.

The Company follows the accrual basis of accounting in accordance with generally accepted accounting principles and has a year-end of May 31.

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

                             Shimoda Resources, Inc.
                         (formerly ElPlata Corporation)
                      (formerly ElPlata Mining Corporation)

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

2.   Income Taxes
     ------------

     The Company uses the asset and liability method of accounting for income taxes. At May 31, 2001 and 2000, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

3.   Income (Loss) per share
     -----------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of May 31, 2001 and 2000, respectively, the Company has no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.


Note C - Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.


Note D - Common Stock Transactions

On September 29, 1999, the Company sold 4,000,000 shares of common stock to the Company's President pursuant to an exemption from registration pursuant to
Section 4(2) of The Securities Act of 1933, as amended, for $10,000 cash.

                             Shimoda Resources, Inc.
                         (formerly ElPlata Corporation)
                      (formerly ElPlata Mining Corporation)

                    Notes to Financial Statements - Continued


Note E - Income Taxes

The components of income tax (benefit) expense for the nine months ended May 31, 2001 and 2000, respectively, are as follows:
                                                      Nine months   Nine months
                                                         ended         ended
                                                        May 31,       May 31,
                                                         2001          2000
                                                      -----------   -----------
       Federal:
         Current                                           $    -        $    -
         Deferred                                               -             -
                                                           ------        ------
                                                                -             -
                                                           ------        ------
       State:
         Current                                                -             -
         Deferred                                               -             -
                                                           ------        ------
                                                                -             -
                                                           ------        ------
         Total                                             $    -        $    -
                                                           ======        ======

As of May 31, 2001, the Company has a net operating loss carryforward of approximately $8,700 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2019. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense for the nine months ended May 31, 2001 and 2000, respectively, are as follows:
                                                      Nine months   Nine months
                                                          ended         ended
                                                         May 31,       May 31,
                                                          2001          2000
                                                      -----------   -----------
Statutory rate applied to loss before income taxes        $(1,992)      $  (668)
Increase (decrease) in income taxes resulting from:
    State income taxes                                          -             -
    Other, including reserve for deferred tax asset         1,992           668
                                                           ------        ------

    Income tax expense                                    $     -       $     -
                                                           ======        ======

                             Shimoda Resources, Inc.
                         (formerly ElPlata Corporation)
                      (formerly ElPlata Mining Corporation)

                    Notes to Financial Statements - Continued


Note E - Income Taxes - Continued

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of May 31, 2001 and 2000, respectively:
                                                          May 31,      May 31,
                                                           2001         2000
                                                        ----------   ----------
       Deferred tax assets
         Net operating loss carryforwards                   $2,974       $  982
         Less valuation allowance                           (2,974)        (982)
                                                             -----        -----

       Net Deferred Tax Asset                               $    -       $    -
                                                             =====        =====


                (Remainder of this page left blank intentionally)

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


(2)  Plan of Operation, Results of Operations, Liquidity and Capital Resources

Shimoda Resources, Inc. (Company) intends to continue its plan of seeking a suitable merger or acquisition candidate. In order to do so, it will require additional capital to pay ongoing expenses, including particularly legal and accounting fees incurred in conjunction with preparation and filing of various required periodic reports to the U. S. Securities and Exchange Commission.

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

For the nine months ended May 31, 2001 and 2000, respectively, the Company incurred net operating losses as a result of expenses principally associated with registration and compliance with reporting obligations under The Securities Exchange Act of 1934, and other administrative expenses associated with the maintenance of the Company's issued and outstanding stock records. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues. The Company may also continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

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

   None

Item 3 - Defaults on Senior Securities

   None

Item 4 - Submission of Matters to a Vote of Security Holders

   None

Item 5 - Other Information

   In  April  2001,  the  Company   changed  its  corporate  name  from  ElPlata
   Corporation to Shimoda Resources, Inc.

Item 6 - Exhibits and Reports on Form 8-K

   Exhibits - None
   Reports on Form 8-K - None

--------------------------------------------------------------------------------

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                         Shimoda Resources, Inc.


July    18   , 2001                                 /s/ Glenn A. Little
     --------                         ------------------------------------------
                                                                 Glenn A. Little
                                             President, Chief Executive Officer,
                                           Director and Chief Accounting Officer