Form 10QSB/A
period 2001-05-31
SHIMODA RESOURCES INC
filed 2001-08-10
CIK 1116196

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  Form 10-QSB/A



(Mark one)
   X              QUARTERLY  REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES
------            EXCHANGE ACT OF 1934

                         For the quarterly period ended May 31, 2001


                  TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
------            EXCHANGE ACT OF 1934

                         For the transition period from _________ to ________

--------------------------------------------------------------------------------

                        Commission File Number: 000-30779
                                                ---------


                        Shimoda Resources Holdings, Inc.
        (Exact name of small business issuer as specified in its charter)

         Nevada                                              75-2843787
------------------------                              --------------------------
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

                        Shimoda Resources Holdings, Inc.

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

Item 1 - Part 1 - Financial Statements

                        Shimoda Resources Holdings, Inc.
                         (formerly ElPlata Corporation)
                      (formerly ElPlata Mining Corporation)
                                 Balance Sheets
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



                        Shimoda Resources Holdings, Inc.
                         (formerly ElPlata Corporation)
                      (formerly ElPlata Mining Corporation)
                   Statements of Operations and Comprehensive
                   Income Nine and Three months ended May 31,
                                  2001 and 2000

                                   (Unaudited)

                                            Nine months    Nine months     Three months    Three months
                                               ended           ended           ended           ended
                                              May 31,         May 31,         May 31,         May 31,
                                                2001            2000            2001            2000
                                           ------------    ------------    ------------    ------------

Revenues                                   $       --      $       --      $       --      $       --
                                           ------------    ------------    ------------    ------------

Expenses
   General and administrative expenses            5,992           2,112           5,938             159
                                           ------------    ------------    ------------    ------------

     Total operating expenses                     5,992           2,112           5,938             159
                                           ------------    ------------    ------------    ------------

Loss from Operations                             (5,992)         (2,112)         (5,938)           (159)

Other income
   Interest income                                  134             148              22              61
                                           ------------    ------------    ------------    ------------

Income (Loss) before
   provision for income taxes                    (5,858)         (1,964)         (5,916)            (98)

Provision for Income Taxes                         --              --              --              --
                                           ------------    ------------    ------------    ------------

Net Income (Loss)                                (5,858)         (1,964)         (5,916)            (98)

Other Comprehensive Income                         --              --              --              --
                                           ------------    ------------    ------------    ------------

Comprehensive Income (Loss)                $     (5,858)   $     (1,964)   $     (5,916)   $        (98)
                                           ============    ============    ============    ============


Earnings (Loss) per share of common
   stock outstanding computed on net
   income - basic and fully diluted                 nil             nil             nil             nil
                                           ============    ============    ============    ============

Weighted-average number of shares
   outstanding - basic and fully diluted      5,000,000       4,591,241       5,000,000       5,000,000
                                           ============    ============    ============    ============


The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.     4


                        Shimoda Resources Holdings, Inc.
                         (formerly ElPlata Corporation)
                      (formerly ElPlata Mining Corporation)
                            Statements of Cash Flows
                     Nine months ended May 31, 2001 and 2000

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

                        Shimoda Resources Holdings, Inc.
                         (formerly ElPlata Corporation)
                      (formerly ElPlata Mining Corporation)

                          Notes to Financial Statements


Note A - Organization and Description of Business

Shimoda Resources Holdings, Inc. (Company) was incorporated as ElPlata Mining Corporation under the laws of the State of Nevada on February 23, 1973 and restated its Articles of Incorporation on September 30, 1999. The September 30, 1999 restatement changed the Company's authorized number of shares from 20,000,000 to 100,000,000 and changed the stated par value per share from $0.05 per share to $0.001 per share and changed the Company's corporate name to ElPlata Corporation. In anticipation of a proposed transaction, the Company changed its corporate name to Shimoda Resources Holdings, Inc. in April 2001. The effect of all these actions is reflected in the accompanying financial statements as of the first day of the first period presented.

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

                        Shimoda Resources Holdings, Inc.
                         (formerly ElPlata Corporation)
                      (formerly ElPlata Mining Corporation)

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

                        Shimoda Resources Holdings, Inc.
                         (formerly ElPlata Corporation)
                      (formerly ElPlata Mining Corporation)

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

The Company's income tax expense for the nine months ended May 31, 2001 and 2000, respectively, are as follows:


                                                      Nine months   Nine months
                                                         ended         ended
                                                         May 31,       May 31,
                                                          2001          2000
                                                      -----------   -----------
 Statutory rate applied to loss before income taxes     $(1,992)      $  (668)
 Increase (decrease) in income taxes resulting from:
     State income taxes                                       -             -
     Other, including reserve for deferred tax asset      1,992           668
                                                        -------       -------

     Income tax expense                                 $     -       $     -
                                                        =======       =======

                        Shimoda Resources Holdings, Inc.
                         (formerly ElPlata Corporation)
                      (formerly ElPlata Mining Corporation)

                    Notes to Financial Statements - Continued


Note E - Income Taxes - Continued

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of May 31, 2001 and 2000, respectively:

                                                            May 31,    May 31,
                                                            2001       2000
                                                            -------    -------
    Deferred tax assets
      Net operating loss carryforwards                      $ 2,974    $   982
      Less valuation allowance                               (2,974)      (982)
                                                            -------    -------

    Net Deferred Tax Asset                                  $  --      $  --
                                                            =======    =======


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


(2) Plan of Operation, Results of Operations, Liquidity and Capital Resources

Shimoda Resources Holdings, Inc. (Company) intends to continue its plan of seeking a suitable merger or acquisition candidate. In order to do so, it will require additional capital to pay ongoing expenses, including particularly legal and accounting fees incurred in conjunction with preparation and filing of various required periodic reports to the U. S. Securities and Exchange Commission.

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

   None

Item 3 - Defaults on Senior Securities

   None

Item 4 - Submission of Matters to a Vote of Security Holders

   None

Item 5 - Other Information

   In  April  2001,  the  Company   changed  its  corporate  name  from  ElPlata
Corporation to Shimoda Resources Holdings, Inc.

Item 6 - Exhibits and Reports on Form 8-K

   Exhibits - None
   Reports on Form 8-K - None

--------------------------------------------------------------------------------

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Shimoda Resources Holdings, Inc.


August 8, 2001                               /s/ David Mapley
                                           --------------------------------
                                           David Mapley
                                           President, Chief Executive Officer,
                                           Director and Chief Accounting Officer