Form 10KSB
period 2001-08-31
SHIMODA RESOURCES HOLDINGS INC
filed 2002-01-09
CIK 1116196

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                  Form 10 - KSB

          [x]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended August 31, 2001

                   TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 000-30779

                        Shimoda Resources Holdings, Inc.
                 (Name of small business issuer in its charter)

             Nevada                                     75-2843787
(State or other Jurisdiction of             (I.R.S. Employee Identification No.)
 Incorporation or Organization)

             1555 Flamingo Road, Suite 155, Las Vegas, Nevada 89119
               (Address of principal executive offices) (zip code)

                                 (203) 563-9430
                 Company's telephone number, including area code

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended August 31, 2001, was $0.

As of August 31, 2001, the aggregate market value of the Company's Common Stock was not able to be determined as the stock is not trading.

As of August 31, 2001 there were 166,893 shares of Common Stock issued and outstanding.

***** Transitional Small Business Disclosure Format:  Yes    No X
                                                         ---   ---

                                TABLE OF CONTENTS



                                                                     Page Number
PART I

Item 1.  Description of Business                                         3
Item 2.  Description of Property                                         3
Item 3.  Legal Proceedings                                               3
Item 4.  Submission of Matters to a Vote of Security Holders             4

Part II

Item 5.  Market for Company's Common Stock and Related
         Stockholders Matters                                            4
Item 6.  Management's Discussion and Analysis or Plan of Operation       4
Item 7.  Index to Financial Statements                                   10
Item 8.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosures                            6

Part III

Item 9   Officers and Directors                                          7
Item 10. Executive Compensation                                          8
Item 11. Security Ownership of Certain Beneficial Owners
         And Management                                                  8
Item 12. Certain Relationships and Related Transactions                  8
Item 13. Exhibits and Reports on 8-K
         Signatures                                                      9



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

PART I

Item 1. Description of Business

Shimoda Resources Holdings, Inc. (the "Company") was incorporated as ElPlata Mining Corporation under the laws of the State of Nevada on February 23, 1973 and restated its Articles of Incorporation on September 30, 1999. The September 30, 1999 restatement changed the Company's authorized number of shares of Common Stock from 20,000,000 to 100,000,000 and changed the stated par value per share from $0.05 per share to $0.001 per share and changed the Company's corporate name to ElPlata Corporation. The Company changed its corporate name to Shimoda Resources Holdings, Inc. in April 2001. The Company's Common Stock, which is quoted on the OTC Bulletin Board, had its ticker symbol changed from "EPTN" to "SHDA" at that time. The ticker symbol was subsequently changed to "SHRH" in August 2001, when the Company reverse split all issued shares of Common Stock by a ratio of 30:1, resulting in the Company's issued share capital of 5,000,000 shares of Common Stock with a par value of US$0.001 becoming 166,893 shares of Common Stock with a par value of US$0.001. The effect of all these actions is reflected in the accompanying financial statements as of the first day of the first period presented.

The Company follows the accrual basis of accounting in accordance with generally accepted accounting principles and has a year-end of August 31.

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

The Company has had no operations, assets or liabilities since its fiscal year ended August 31, 1989. Accordingly, since then, the Company has been dependent upon management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity.

The Company elected to initiate the process of voluntarily becoming a reporting Company under the Securities Exchange Act of 1934 by filing a Form 10-SB registration statement for the year-ended August 2000. The Company has since and intends in the future to comply with the periodical reporting requirements of the Securities Exchange Act of 1934 and to seek to complete a business acquisition transaction.

On September 29, 1999, the Company sold 4,000,000 shares of Common Stock to the Company's then President, Mr. Glenn A. Little, pursuant to an exemption from registration pursuant to Section (4)(2) of The Securities Act of 1933, as amended, for $10,000 cash. In August 2001, Mr. David J. Mapley, Director and President of the Company, acquired 4,000,000 shares of Common Stock, representing 80% of the then outstanding  shares of the Company,  from Mr. Glenn
A. Little, pursuant to an exemption from registration pursuant to Section (4)(2) of The Securities Act of 1933, as amended.

The current management group intends to actively to seek, investigate and, if warranted, acquire an interest in one or more business opportunities or ventures. As of the end of the last fiscal year, the Company has divested itself of all operating assets and had no business opportunities or ventures under contemplation for acquisition and proposed to investigate potential opportunities

It is the intent of the company's management to continue seeking a suitable situation for merger or acquisition and to focus on the acquisition of resource licenses and resource companies that are based in Eastern Europe.

Item 2. Description of Property

The Company has no property and currently maintains a resident agent at CHQ Incorporated, 1555 Flamingo Road, Suite 155, Las Vegas, Nevada 89119 and maintains a mailing address at the offices of its Administrative Services provider, Shimoda Capital (USA), Inc. at 15 River Road, Suite 230, Wilton, Connecticut 06897. The Company's telephone number there .is (203) 563-9430 and its fax number is 203-563-9832. Other than its Resident Agent's office and the mailing address, the Company does not currently maintain any other office facilities at present. The Administrative Services Agreement, which was signed on October 1, 2001, calls for Shimoda Capital (USA), Inc. to provide general management and administrative services to the Company, including a mailing address.

Item 3. Legal Proceedings

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

Item 4. Submission of Matters to a Vote of Security Holders

An extraordinary meeting of the registered shareholders was held on March 16th, 2001 for the purpose of electing two new Directors, John Vornle and David J. Mapley, who were duly elected by a majority of the registered shareholders.

An extraordinary meeting of the registered shareholders was held on August 10th, 2001 for the purpose of electing two new Directors, Jonathan Morley-Kirk and Graham Johnson who were duly elected by a majority of the registered shareholders.

PART II

Item 5. Market for Company's Common Stock and Related Stockholder Matters

The Company's Common Stock does not trade on any exchange or the OTC market. There is no known public market for this security. No dividends have been paid to date and the Company's Board of directors does not anticipate paying dividends in the foreseeable future.

As of August 31, 2001 there were 166,893 post-split shares of $0.001 par value Common Stock (the "Common Stock") of the Company issued and outstanding and owned by 435 shareholders of record.

Common Stock Transactions

The following securities of the Company have been issued in the past three years: On September 29, 1999, the Company sold 4,000,000 shares of Common Stock to the Company's then President, Mr. Glenn A. Little, pursuant to an exemption from registration pursuant to Section (4)(2) of The Securities Act of 1933, as amended, for $10,000 cash.

In August 2001, Mr. David J. Mapley, Director and President of the Company, acquired 4,000,000 shares of Common Stock, representing 80% of the then outstanding shares of the Company, from Mr. Glenn A. Little, pursuant to an exemption from registration pursuant to Section (4)(2) of The Securities Act of 1933, as amended.

Item 6. Management's Discussion and Analysis or Plan of Operation

The current management group intends to actively to seek, investigate and, if warranted, acquire an interest in one or more business opportunities or ventures. As of the end of the last fiscal year, the Company had divested itself of all operating assets and had no business opportunities or ventures under contemplation for acquisition and proposed to investigate potential opportunities.

It is the  intent  of the  Corporation's  management  to  continue  seeking  new investors and to continue to seek a suitable situation for merger or acquisition, particularly, to pursue the acquisition of resource licenses and resource companies that are based in Eastern Europe.

Operation of the Company

The Corporation's business objective is to achieve above-average capital appreciation by acquiring a diversified portfolio of resource companies and resource licenses of "Emerging Europe", namely the Russian Federation ("Russia"), other former Soviet Union republics or Newly Independent States ("NIS"), and Central & Eastern Europe. The NIS is comprised of the following countries: Armenia, Azerbaijan, Belarus, Estonia, Georgia, Kazakhstan, Kyrgyzstan, Latvia, Lithuania, Moldova, Tajikistan, Turkmenistan, Ukraine, and Uzbekistan. The Caucasus republics are defined as Armenia, Azerbaijan and Georgia. "Central & Eastern Europe" means the region, which includes, unless otherwise indicated, Albania, Bulgaria, Czech Republic, Greece, Hungary, Poland, Romania, Slovakia, Slovenia, Turkey and countries of Former Yugoslavia. In order to achieve a superior long-term return on capital with reduced risk and volatility, the Corporation will adhere to the following business principles:

     o To concentrate on companies engaged in the production, processing or distribution of natural resources.
     o To seek low-cost producers to mitigate against lower product prices and maximize profits on rising prices.
     o    To emphasize excellent management and superior growth.
     o    To diversify geographically within the region and by industry sectors
     o    To avoid dealing directly in commodities.
     o To create sector clusters, e.g. energy, precious metals, non-ferrous metals, etc.

The Corporation will concentrate on four resources sectors: energy, precious metals, non-ferrous metals as well as industrial, paper and forest products. The relative weighting of each resource sector and region is carefully selected according to its attractiveness at any given time. Acquisitions of the Corporation may be made through wholly owned subsidiaries formed in other jurisdictions that benefit from the double tax treaty currently in force between many "Emerging Europe" countries and such jurisdictions. In particular, acquisitions may be made via a corporation under the laws of Cyprus, which benefits from the double tax treaty currently in force between many Emerging European countries and Cyprus. The Corporation will not allocate more than 30% of its total assets, as of the time of acquisition, in any single corporation or resource license, nor will the Corporation allocate more than 50% of its total assets, as at the time of acquisition, in any single country within Emerging Europe other than Russia. The Corporation may also invest in U.S. Dollar securities issued by non-US entities such as obligations of national governments, their agencies and instrumentalities, bank obligations, securities issued by international development agencies and shares of money market funds, as well as the listed equities or fixed-income instruments of resource companies operating in "Emerging Europe".



Selection of Opportunities

The Corporation's business strategy is to focus on the acquisition of licenses and companies, which are at or near-production, in Emerging Europe. More specifically, the Corporation's strategy entails the following elements:

     * Selectively acquiring high quality, resource rich, low-cost mineral licenses and production companies.
     * Providing where necessary high quality, experienced management for project start-up and development.

In making  decisions  regarding  investments  the  Corporation  applies a set of
criteria  to  determine  if  a  potential   acquisition   is  suitable  for  the
Corporation, including but not limited to, the following:

     * Is the project / corporation located in a country / region with a favorable or attractive business environment?
     * Is it located in a country or region with a developed / developing regulatory and compliance environment?
     *    Does the project or corporation have significant upside potential?
     *    Does it have favorable entry and exit terms for the Corporation?
     *    Does it have the potential to attract future foreign capital?


Form of Acquisition

Acquisitions by the Corporation are subject to the following restrictions:

     (a) The Corporation will not allocate more than 30 percent of its total assets, as of the time of acquisition, in any single resource company or resource licence.

     (b) The Corporation will not allocate more than 50 percent of its total assets, as of the time of investing, in any single Emerging Europe country other than Russia.

Notwithstanding these restrictions, the Corporation may acquire regional projects through one or more wholly-owned subsidiaries of the Corporation which the Corporation may organize for that purpose in one or more jurisdictions and may lend such subsidiaries funds to finance the acquisition of such resource opportunities, if it considers that the use of such subsidiaries is required by or desirable under local laws or regulations governing foreign investments in the region. The Corporation's acquisition of such subsidiaries will be disregarded for purposes of the limitations and restrictions set forth in paragraphs (a) and (b) above. Any acquisitions made through such subsidiaries will be consolidated with those of the Corporation in order to determine compliance with the Corporation's asset allocation restrictions and will not be subject to additional fees that duplicate the fees payable by the Corporation to the Business Manager.

Changes in the portfolio of resource licenses and companies do not have to be made merely because any of the Corporation's acquisition and asset allocation restrictions would be breached because of appreciation or depreciation in value after acquisition and subsequent reduced diversification, or by reason of the receipt of, or subscription for, any rights, bonuses, or benefits in the nature of capital or of any acquisition or merger or arrangement for amalgamation, reconstruction or conversion or exchange or of any repayment or redemption or other reason outside the control of the Corporation. Otherwise, the Board of Directors accepts responsibility for securing compliance with such limitations and restrictions. The Business Manager will be required to comply with such limitations and restrictions when carrying out its duties as the Business Manager pursuant to a Management Agreement between the Corporation and the Business Manager (the "Management Agreement").

The approach to selecting potential acquisitions emphasizes fundamental corporation-by-corporation analysis (rather than broader analyses of specific industries or sectors of the economy). Although the Corporation will consider historical value measures, such as price/earnings ratios, operating profit margins and liquidation values, the primary factor in selecting acquisitions will be the target's current price relative to its long-term earnings potential, or real book value, whichever is appropriate. In addition, the Corporation will consider overall growth prospects, competitive positions in export markets, technologies, research and development, productivity, labor costs, raw material costs and sources, profit margins, returns on capital, capital resources, state regulation, management and other factors in comparison to other companies around the world which the Corporation believes are comparable. Selection methods are subject to change from time to time based on the Corporation's research.

Due to the general absence of a trading market for the Corporation's acquisitions, the holdings will generally be illiquid. Although these acquisitions may, in some cases, be resold in privately negotiated transactions, the prices realized from these sales could be less than those originally paid by the Corporation or less than what may be considered the fair value of such securities. In addition, the Corporation may be unable to dispose of its acquisitions at then-current market prices and may have to dispose of such securities over extended periods of time. Furthermore, companies in the region, and particularly those that are not publicly traded, are not subject to the disclosure and other investor protection requirements that are generally accepted as necessary in countries with developed securities laws. If registration of any such acquisitions areis requiredto under the securities laws of one or more jurisdictions before being resold, the Corporation may be required to bear the expenses of registration.

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

The Company must conduct its activities so as to avoid becoming inadvertently classified as a transient "investment company" under the Federal Investment Company Act of 1940, which classification would affect the Company adversely in a number of respects. Section 3(a) of the Investment Company Act provides the definition of an "investment company" which excludes an entity which does not engaged primarily in the business of investing, reinvesting or trading in securities, or which does not engage in the business of investing, owning, holding or trading "investment securities" (defined as "all securities other than United States government securities or securities of majority-owned subsidiaries") the value of which exceeds forty (40.0%) of the value of its total assets (excluding government securities, cash or cash items). The Company intends to implement its business plan in a manner that will result in the availability of this exemption from the definition of "investment company". The Company proposes to engage solely in seeking an interest in one or more business opportunities or ventures.

Effective January 14, 1981, the U.S. Securities and Exchange Commission adopted Rule 3a-2 which deems that an issuer is not engaged in the business of investing, reinvesting, owning, holding or trading in securities for purposes of
Section 3(a)(1), cited above, if, during a period of time not exceeding one year, the issuer has a bona fide intent to be engaged primarily, or as soon as reasonably possible (in any event by the termination of a one year period of time), in a business other that of investing, reinvesting, owning, holding or trading in securities and such intent is evidenced by the Company's business activities and appropriate resolution of the Company's Board of Directors duly adopted and duly recorded in the minute book of the Company. The Rule 3a-2 "safe harbor" may not be relied on more than a single time. The Company expects to have invested or committed all, or substantially all, of the proceeds of this public offering in the investigation and / or acquisition of a business opportunity acquisition within a year after completion of the offering and thereafter to not encounter the possibility of being classified as a transient investment company.

Item 7.  Index to Financial Statements

The required accompanying financial statements are contained in Section F beginning on Page 10 of this document.

Item  8. Changes  in and  Disagreements  with  Accountants  on  Accounting   and
Financial Disclosures

Effective October 31, 2001, the Company has dismissed its Auditor, S.W. Hattfield, CPA and has appointed Stonefield Josephson, Inc. as its new Auditor pursuant to a vote and resolution by the Board of Directors and subsequent ratification by a majority of the Company's shareholders.

It is noted that the Company has changed Auditors in the normal course of business and has engaged a larger firm with greater resources and experience than its previous Auditor.

Each of S.W. Hatfield's audit reports for the previous two years did not contain an adverse opinion. However each opinion was qualified due to uncertainty and contained the following language:

"The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has no viable operations or significant assets and is dependent upon significant shareholders to provide sufficient working capital to maintain the integrity of the corporate entity. These circumstances create substantial doubt about the Company's ability to continue as a going concern and are discussed in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In connection with their audits for the two most recent fiscal years and any subsequent interim period preceding the dismissal on October 31, 2001, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of the former accountant, would have caused it to make reference to the subject matter of the disagreements in connection with its report on the financial statements for those years."

PART III

Item 9.  Officers and Directors

The directors and executive officers serving the Company are as follows:

     Name                        Age          Position Held and Tenure
     ----                        --           ------------------------
David J Mapley                   41             President, Director
Peter J Lazaro                   46             Secretary, Treasurer
John Vornle                      43                   Director
Jonathan Morley-Kirk             40                   Director
Graham Johnson                   40                   Director

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

Biographical Information

David J. Mapley: Mr. Mapley is the Managing Director of the Shimoda Group., based in the United Kingdom, Cayman and Australia specializing in Emerging European investments. Mr. Mapley also serves as Director of GTI Oil Co. S.A., an oil company based in Romania, and previously served as a Director to Bolnisi Gold NL, a resources company listed on the Australian Stock Exchange and operating a joint-venture mining operation with the Government of the Republic of Georgia.

He holds an MBA degree from the University of Chicago, an M.Sc. and B.Sc.(Econ.) from the London School of Economics, and was a past author of Swaps Chapters in the Euromoney International Finance Yearbook.

Peter J. Lazaro: Mr. Lazaro has held successive senior positions in both large US finance houses, as well as in entrepreneurial ventures in the US and Russia, where he been doing business since 1993. He is a former Managing Director of Moscow based brokerage and funds management companies and was formerly the Treasurer of a prominent local Russian bank, which was partly supported through an investment from the International Finance Corporation. Mr. Lazaro holds a B.Sc. in finance from California State University and a Master of International Management from The American Graduate School of International Management.

John Vornle: Mr. Vornle is a Director of Long Term Capital Company (since 1992), Grupo NM, S.A.(since 1995), and Strategic Monitored Services, Inc. (since 1996). He is the former Chief Underwriter for Continental Insurance's financial guarantee program. Mr. Vornle managed several different insurance products and New Product development at Continental Insurance (1985 - 1992) and was a director of several insurance companies and insurance and investment related organizations. He was previously a commercial banker at European American Bank. He received his Bachelor of Arts from Colgate University and a Master of Business Administration degree from New York University's Graduate School of Business. Mr. Vornle is fluent in French and German.

Jonathan C.R. Morley-Kirk : Mr. Morley-Kirk is a director of Continental Capital Management Limited a Jersey-based investment management company, specializing in emerging market investments. Mr. Morley-Kirk holds a number of non executive directorships which include Obelisk International Trust Company (Guernsey) Ltd., which provides trust and corporate administration services; and Financial Trading and Consultancy Ltd. which is an institutional brokerage company with branches in London, New York, and Zurich. Prior to moving to Jersey in 1995 Mr. Morley-Kirk was a director of SG Warburg Securities Ltd. in London where he was in charge of emerging markets bond trading. Previously Mr. Morley-Kirk was a director of the Midland Bank Plc Developing Countries Division which managed the Group's exposure of GBP13 billion to emerging countries. Mr. Morley-Kirk is also a Chartered Accountant in the United Kingdom.

Graham Johnson : - Mr. Johnson is Managing Director and founder of Continental Capital Markets S.A., a leading Polish, Russian and Hungarian debt brokerage house based in Switzerland. Prior to running Continental Capital Markets S.A., Mr. Johnson was a director/manager at several financial intermediaries were he was active in arranging interest-rate and currency derivative hedge instruments. Mr. Johnson was previously an Institutional Salesman and Trader in UK Gilts at several UK stockbrokers in the late 1970's to late 1980's.

Item 10. Executive Compensation

There was no compensation paid during the Fiscal year ended August 31, 2001. None of the Company's current officers or directors receives any salary from Company. The Company anticipates entering into employment agreements with its officers and directors in the near future. Directors have not received compensation for their services as directors nor have they been reimbursed for expenses incurred in attending board meetings. It is anticipated that Directors will receive compensation and will be reimbursed for expenses incurred in attending board meetings.

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

                                                                 % of Class
Name and address                   Number of Shares           Beneficially Owned

David J Mapley                         133,334                      80.00%
(Address)

All Directors and                      133,334                      80.00%
Executive Officers (2 persons)

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Effective March 16, 2001, Mr. Glenn A. Little resigned as President of Elplata Corporation. Mr. David J. Mapley assumed Mr. Little's duties as President. Mr. Little remained as a Director and Treasurer until his resignation on August 10, 2001.

In addition, effective March 16, 2001, Mr. David J. Mapley and Mr. John Vornle were appointed to the board of directors of Elplata Corporation.

In August 2001, Mr. David J. Mapley, Director and President of the Company, acquired 4,000,000 shares of Common Stock, representing 80% of the then outstanding shares of the Company, from Mr. Glenn A. Little.

In August 2001, Shimoda Capital (USA), Inc., the Administrative Services provider to the Company, converted its receivable in the amount of $2,435 to Additional paid-in capital.

In August 2001, Shimoda Capital Advisors Limited converted its receivable in the amount of $1,231 to Additional paid-in capital.

ITEM 13  EXHIBTS AND REPORTS ON FORM 8-K

On August 7, 2001 the Company filed a Form 8-K disclosing the acquisition of 80% of the then outstanding Common Stock by Mr. David J. Mapley, Director and President from Mr. Glenn A. Little, the appointment of Mr. Peter J. Lazaro as Secretary and Treasurer and the appointment of Mr. Jonathan Morley-Kirk and Mr. Graham Johnson to the Board of Directors.

On October 1, 2001, the Company signed an Administrative Services Agreement (the "Agreement") with Shimoda Capital (USA), Inc. ("Shimoda Capital"), of Wilton, Connecticut. Under the Agreement, Shimoda Capital will provide general administrative services, including mail, telephone, legal and accounting liaison, and mailing and fax addresses and numbers. Compensation will consist of a flat monthly fee of US$5,000, plus reimbursement for all out of pocket expenses.

On October 29, 2001, the Company commenced an offering of up to 12,000,000 shares of Common Stock pursuant to the private placement exemption available in Regulation S promulgated under the Securities Act of 1933, as amended. The Shares will be offered on a "best-efforts" basis by the officers, employees and directors of the Corporation, and may be offered by independent referral sources and through placement agents selected by the Corporation who may be registered members of the National Association of Securities Dealers, Inc. The Shares will only be sold to non-U.S. persons outside of the United States in accordance with Rule 903 of Regulation S promulgated under the Securities Act of 1933, as amended.

SIGNATURES

In accord with Section 13 or 15(d) of the Securities Act of 1993, as amended, the Company caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Shimoda Resources Holdings, Inc.

Dated: January 4, 2002

 By   /s/ David J Mapley
    --------------------
 David J Mapley
President and Chief Executive Officer

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





                        SHIMODA RESOURCES HOLDINGS, INC.
                         (FORMERLY ELPLATA CORPORATION)


                              FINANCIAL STATEMENTS

                           YEAR ENDED AUGUST 31, 2001







                                    CONTENTS

                                                                         Page


Independent Auditors' Report                                              F-1

Report of Independent Certified Public Accountants                        F-2

Financial Statements:
  Balance Sheets                                                          F-3
  Statements of Operations                                                F-4
  Statements of Stockholders' Equity                                      F-5
  Statements of Cash Flows                                                F-6
  Notes to Financial Statements                                       F-7 to F-8

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Shimoda Resources Holdings, Inc. (formerly
  ElPlata Corporation)
Wilton, Connecticut


We have audited the accompanying balance sheet of Shimoda Resources Holdings, Inc. (formerly ElPlata Corporation) as of August 31, 2001, and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards of the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shimoda Resources Holdings, Inc. as of August 31, 2001, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles of the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The company has incurred net losses from operations, which raises substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.




CERTIFIED PUBLIC ACCOUNTANTS

Santa Monica, California
December 22, 2001

S. W. HATFIELD, CPA
certified public accountants

Member:    Texas Society of Certified Public Accountants
           Press Club of Dallas

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


Board of Directors and Stockholders
Shimoda Resources Holdings, Inc.
    (formerly ElPlata Corporation)
    (formerly ElPlata Mining Corporation)

We have audited the accompanying balance sheet of Shimoda Resources Holdings, Inc. (formerly ElPlata Corporation or ElPlata Mining Corporation) (a Nevada corporation) as of August 31, 2000 and the related statement of operations and comprehensive income, changes in shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shimoda Resources Holdings, Inc. (formerly ElPlata Corporation or ElPlata Mining Corporation) as of August 31, 2000 and the related statements of operations and comprehensive income, changes in shareholders' equity and cash flows for the year then ended, in conformity with generally accepted accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no viable operations or significant assets and is dependent upon significant shareholders to provide sufficient working capital to maintain the integrity of the corporate entity. These circumstances create substantial doubt about the Company's ability to continue as a going concern and are discussed in Note 1. The financial statements do not contain any adjustments that might result from the outcome of these uncertainties.

On September 5, 2001, the Company effected a 1 for 30 reverse split of its issued and outstanding common stock. The accompanying financial statements do not reflect the requisite restatement of the calculated par value and related adjustment to additional paid-in capital. Had the effect of the reverse split been properly presented in the accompanying financial statements, the common stock account would be reduced by approximately $4,833 to $167 and the additional paid-in capital account would increase by approximately $4,833 to $60,678.



                                                    S. W. HATFIELD, CPA

Dallas, Texas
October 17, 2000 (except for Note 3 as to which the date is September 5, 2001)

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
214-342-9635 (voice)                                          (fax) 214-342-9601
800-244-0639                                                      SWHCPA@aol.com



                        SHIMODA RESOURCES HOLDINGS, INC.
                         (FORMERLY ELPLATA CORPORATION)

                                 BALANCE SHEETS




                                                                 August 31,    August 31,
                                         ASSETS                     2001          2000
                                                                 ----------    ----------
Current assets -
  Cash                                                           $       15    $    7,359
                                                                 ==========    ==========


                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable, trade                                        $     --      $      788
                                                                 ----------    ----------

Stockholders' equity:
  Common stock; $0.001 par value, 5,000,000 shares
    authorized, 166,893 shares issued and outstanding                 5,000         5,000
  Additional paid-in capital                                         60,560        56,145
  Accumulated deficit                                               (65,545)      (54,574)
                                                                 ----------    ----------

          Total stockholders' equity                                     15         6,571
                                                                 ----------    ----------

                                                                 $       15    $    7,359
                                                                 ==========    ==========




See accompanying independent auditors' report and notes to financial statements.

                        SHIMODA RESOURCES HOLDINGS, INC.
                         (FORMERLY ELPLATA CORPORATION)

                            STATEMENTS OF OPERATIONS




                                          Year ended    Year ended
                                          August 31,    August 31,
                                             2001          2000
                                          ----------    ----------

Revenues                                  $     --      $     --

General and administrative expenses               35         2,466

Operating expenses                            11,051          --
                                          ----------    ----------

Loss from operations                         (11,086)       (2,466)

Interest income                                  115           213
                                          ----------    ----------

Loss before provision for income taxes       (10,971)       (2,253)

Provision for income taxes                      --            --
                                          ----------    ----------

Net loss                                  $  (10,971)   $   (2,253)
                                          ==========    ==========

Comprehensive loss                        $  (10,971)   $   (2,253)
                                          ==========    ==========


Weighted average number of shares
  outstanding - basic and fully diluted      166,667       156,433
                                          ==========    ==========

Net loss per share, basic and diluted     $     (.06)   $     (.01)
                                          ==========    ==========




See accompanying independent auditors' report and notes to financial statements.


                        SHIMODA RESOURCES HOLDINGS, INC.
                         (FORMERLY ELPLATA CORPORATION)

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                      YEARS ENDED AUGUST 31, 2001 AND 2000





                                                                                    Deficit
                                                                                  accumulated
                                            Common stock            Additional      during         Total
                                            ------------             paid-in      development   stockholders'
                                        Shares         Amount        capital         stage          equity
                                       --------       --------       --------      --------       --------
Balance at August 31, 1999 (restated
  for 30:1 reverse stock split)          33,333       $  1,000       $ 49,000      $(52,321)      $ (2,321)

Private placement of shares of
  common stock                          133,560          4,000          6,000                       10,000

Capital contributed to support
  operations                              1,145          1,145

Net loss for the year ended
  August 31, 2000                                                                    (2,253)        (2,253)
                                       --------       --------       --------      --------       --------

Balance at August 31, 2000              166,893          5,000         56,145       (54,574)         6,571

Capital contributions                                                   4,415                        4,415

Net loss for the year ended
  August 31, 2001                                                                   (10,971)       (10,971)
                                       --------       --------       --------      --------       --------

Balance at August 31, 2001              166,893       $  5,000       $ 60,560      $(65,545)      $     15
                                       ========       ========       ========      ========       ========




See accompanying independent auditors' report and notes to financial statements.



                        SHIMODA RESOURCES HOLDINGS, INC.
                         (FORMERLY ELPLATA CORPORATION)

                            STATEMENTS OF CASH FLOWS




                                                                                   Year ended    Year ended
                                                                                   August 31,    August 31,
                                                                                      2001          2000
                                                                                   ----------    ----------

Cash flows provided by (used for) operating activities:
  Net loss                                                                         $  (10,971)   $   (2,253)

  Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
      Contributed capital to support operations                                          --           1,145

  Changes in assets and liabilities:
    Increase (decrease) in liabilities:
      Accounts payable                                                                   (788)       (1,533)
                                                                                   ----------    ----------

          Net cash used for operating activities                                      (11,759)       (2,641)
                                                                                   ----------    ----------

Net cash provided by financing activities:
  Proceeds from private placement of common stock                                        --          10,000
  Capital contributions                                                                   749          --
  Capital contributions - Shimoda Capital (USA), Inc.                                   2,435          --
  Capital contributions - Shimoda Capital Advisors Limited                              1,231          --
                                                                                   ----------    ----------

          Net cash provided by financing activities                                     4,415        10,000
                                                                                   ----------    ----------

Net increase (decrease) in cash                                                        (7,344)        7,359
Cash, beginning of year                                                                 7,359          --
                                                                                   ----------    ----------

Cash, end of year                                                                  $       15    $    7,359
                                                                                   ==========    ==========

Supplemental disclosure of cash flow information:
  Interest paid                                                                    $     --      $     --
                                                                                   ==========    ==========
  Income taxes paid                                                                $     --      $     --
                                                                                   ==========    ==========




See accompanying independent auditors' report and notes to financial statements.

                        SHIMODA RESOURCES HOLDINGS, INC.
                         (FORMERLY ELPLATA CORPORATION)

                          NOTES TO FINANCIAL STATEMENTS

                      YEARS ENDED AUGUST 31, 2001 AND 2000




(1)       Organization and Description of Business

          Shimoda Resources Holdings, Inc. (formerly known as ElPlata Corporation) (the "Company") was incorporated under the laws of the State of Nevada on February 23, 1973 and restated its Articles of Incorporation on September 30, 1999. The September 30, 1999 restatement changed the Company's name to El Plata Corporation and the authorized number of shares from 20,000,000 to 100,000,000 and changed the stated par value per share from $0.05 per share to $0.001 per share. On April 5, 2001, the Articles of Incorporation were amended, changing the name to Shimoda Resources Holdings, Inc. and the number of authorized shares to 5,000,000.

          The Company's initial activities were to have quiet and exclusive possession of the un patented lode mining claims on certain property located in Elko County, Nevada, together with a right to examine, sample, drill, develop, mine, extort, process and market from the claims all of the metal ores, minerals and materials of whatsoever nature or sort, except oil and gas. These efforts were unsuccessful and were abandoned prior to August 31, 1989, at which time the Company became dormant.

          Basis of Presentation:

          The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the company has incurred net losses from operations, which raises substantial doubt about the Company's ability to continue as a going concern. Accordingly, the Company is dependent upon management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity at this time. It is the intent of management and significant shareholders to provide sufficient working capital necessary to support and preserve the Company as a going concern.

          The financial statements do not include any adjustments, relating to the recoverability and reclassification of recorded asset amounts and classifications of liabilities that might necessary should the Company be unable to continue its existence.


(2)       Summary of Significant Accounting Policies:

          Use of Estimates:

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.




See accompanying independent auditors' report.

                        SHIMODA RESOURCES HOLDINGS, INC.
                         (FORMERLY ELPLATA CORPORATION)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                      YEARS ENDED AUGUST 31, 2001 AND 2000



(2)       Summary of Significant Accounting Policies:

          Cash and Cash Equivalents:

          For statement of cash flows purposes, the Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

          Income Taxes:

          The Company accounts for taxes under SFAS No. 109, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The principal temporary difference is the net operating loss carry-forward of approximately $65,545 at August 31, 2001. Due to a change in control in fiscal 2000, there are significant limitations on its utilization. A deferred asset has been provided and completely offset by a valuation allowance, because its utilization does not appear to be reasonably assured. Federal net operating loss carry-forward starts to expire on August 31, 2020.

          The Company is liable for and has provided for corporate state taxes.

          Loss Per Share:

          Basic earnings (loss) per share is computed by dividing the net income
          (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilative effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings
          (loss) per share assumes the dilative effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of August 31, 2001 and 2000, the Company has no outstanding warrants and options issued and outstanding.


(3)       Common Stock Transactions:

          On September 29, 1999, the Company sold 4,000,000 shares of common stock to the Company's President pursuant to an exemption from registration pursuant to Section 4(2) of The Securities Act of 1933, as amended, for $10,000 cash.

          On September 5, 2001, the Company affected a 30 to 1 reverse stock split. The retroactive effect of this split has been reflected for all periods presented.




See accompanying independent auditors' report.