Form 10QSB/A
period 2001-11-30
SHIMODA RESOURCES HOLDINGS INC
filed 2002-02-05
CIK 1116196

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  Form 10-QSB/A



(Mark one)

 X       QUARTERLY  REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---      ACT OF 1934

                For the quarterly period ended November 30, 2001

         TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---      ACT OF 1934

                For the transition period from ______________ to ______________



                        Commission File Number: 000-30779
                                                ---------


                        Shimoda Resources Holdings, Inc.
        (Exact name of small business issuer as specified in its charter)

         Nevada                                               75-2843787
------------------------                             ---------------------------
(State of incorporation)                               (IRS Employer ID Number)

             1555 Flamingo Road, Suite 155, Las Vegas, Nevada 89119
                    (Address of principal executive offices)

                                  203-563-9430
                           (Issuer's telephone number)

                               ElPlata Corporation
              (Former name, former address and former fiscal year,
                         if changed since last report)




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

                        Shimoda Resources Holdings, Inc.

               Form 10-QSB for the Quarter ended November 30, 2001

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

Item 1 - Part 1 - Financial Statements

                        Shimoda Resources Holdings, Inc.
                         (formerly ElPlata Corporation)
                     (formerly El Plata Mining Corporation)
                                 Balance Sheets
                           November 30, 2001 and 2000

                                   (Unaudited)

                                                         Nov 30,       Nov 30,
                                                          2001          2000
                                                       ----------    ----------
                                     ASSETS
                                     ------
Current assets
   Cash on hand and in bank                            $   300.19    $ 6,579.47
                                                       ----------    ----------

   Total Assets                                        $   300.19    $ 6,579.47
                                                       ==========    ==========



                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Liabilities
   Current liabilities
     Accounts payable - trade                          ($  259.19)   ($  735.79)
                                                       ----------    ----------

   Total Liabilities                                   ($  259.19)   ($  735.79)
                                                       ----------    ----------


Commitments and contingencies


Shareholders' equity (deficit)
   Common stock - $0.001 par value
     100,000,000 shares authorized
     166,893 shares issued and outstanding               5,000.00      5,000.00
   Additional paid-in capital                           72,025.67     56,828.00
   Accumulated deficit                                 (74,466.29)   (54,512.74)
                                                       ----------    ----------

   Total Shareholders' Equity (Deficit)                    559.38      7,315.26
                                                       ----------    ----------

   Total Liabilities and Shareholders' Equity          $   300.19    $ 6,579.47
                                                       ==========    ==========


The financial information presented herein has been prepared by management without audit by independent certified public accountants. See Accountant's Review Report.
The accompanying notes are an integral part of these financial statements.

                        Shimoda Resources Holdings, Inc.
                         (formerly ElPlata Corporation)
                      (formerly ElPlata Mining Corporation)
                Statements of Operations and Comprehensive Income
                  Three months ended November 30, 2001 and 2000

                                   (Unaudited)

                                           Three months     Three months
                                               ended            ended
                                              Nov 30,          Nov 30,
                                                 2001             2000
                                           -------------    -------------

Revenues                                   $        --      $        --
                                           -------------    -------------

Expenses
   General and administrative expenses         10,896.54             --
                                           -------------

     Total operating expenses                  10,896.54             --
                                           -------------    -------------
Loss from Operations                          (10,896.54)            --

Other income
   Interest income                                  --              62.03
                                           -------------    -------------

Other Expense
   Interest Expense                                42.76             --
                                           -------------    -------------

Income (Loss) before
   provision for income taxes                 (10,939.30)           62.03

Provision for Income Taxes                          --               --
                                           -------------    -------------
Net Income (Loss)                             (10,939.30)           62.03

Other Comprehensive Income                          --               --
                                           -------------    -------------

Comprehensive Income (Loss)                $  (10,939.30)   $       62.03
                                           =============    =============


Earnings (Loss) per share of common
   stock outstanding computed on net
   income - basic and fully diluted        $       (0.07)             nil
                                           =============    =============

Weighted-average number of shares
   outstanding - basic and fully diluted         166,893        4,591,241
                                           =============    =============

The financial information presented herein has been prepared by management without audit by independent certified public accountants. See Accountant's Review Report.
The accompanying notes are an integral part of these financial statements.


                        Shimoda Resources Holdings, Inc.
                         (formerly ElPlata Corporation)
                      (formerly ElPlata Mining Corporation)
                            Statements of Cash Flows
                    Three months ended Nov 30, 2001 and 2000

                                   (Unaudited)

                                                                  Three months    Three months
                                                                     ended          ended
                                                                     Nov 30,        Nov 30,
                                                                       2001           2000
                                                                  ------------    ------------
Cash Flows from Operating Activities
   Net income (loss) for the period                               $ (10,939.30)  $       62.03
   Adjustments to reconcile net loss
     to net cash provided by operating activities
       Increase (Decrease) in
         Accounts payable - trade                                      (259.19)        (840.79)
                                                                  ------------    ------------

Net cash provided by operating activities                            (11,198.49)       (778.76)


Cash Flows from Investing Activities                                      --              --
                                                                  ------------    ------------


Cash Flows from Financing Activities
   Additional Paid-in-Capital: Shimoda Capital (USA), Inc.            3,504.89            --
   Additional Paid-in-Capital: Shimoda Capital Advisors Limited       7,976.16            --

Net cash provided by financing activities                            11,481.05            --
                                                                  ------------    ------------

Increase (Decrease) in Cash                                             282.56         (778.76)

Cash at beginning of period                                              17.63        7,358.23
                                                                  ------------    ------------

Cash at end of period                                                   300.19    $   6,579.47
                                                                  ============    ============


Supplemental Disclosure of Interest and Income Taxes Paid
     Interest paid for the year                                   $     42.76     $      --
                                                                  ============    ============
     Income taxes paid for the year                               $       --      $       --
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

                        Shimoda Resources Holdings, Inc.
                         (formerly ElPlata Corporation)
                      (formerly ElPlata Mining Corporation)

                          Notes to Financial Statements


Note A - Organization and Description of Business

Shimoda Resources Holdings, Inc. (Company) was incorporated as El Plata Mining Corporation under the laws of the State of Nevada on February 23, 1973 and restated its Articles of Incorporation on September 30, 1999. The September 30, 1999 restatement changed the Company's authorized number of shares from 20,000,000 to 100,000,000 and changed the stated par value per share from $0.05 per share to $0.001 per share and changed the Company's corporate name to ElPlata Corporation. In anticipation of a proposed transaction, the Company changed its corporate name to Shimoda Resources Holdings, Inc. in April 2001. The effect of all these actions is reflected in the accompanying financial statements as of the first day of the first period presented.

The Company follows the accrual basis of accounting in accordance with generally accepted accounting principles and has a fiscal year-end of August 31.

The Company's initial activities were to have quiet and exclusive possession of the un-patented lode mining claims on certain property located in Elko County, Nevada, together with a right to examine, sample, drill, develop, mine, extort, process and market from the claims all of the metal ores, minerals and materials of whatsoever nature or sort, except oil and gas. These efforts were unsuccessful and were abandoned prior to August 31, 1989, at which time the Company became dormant.

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

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB for the year ended August 31, 2001. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U.S. Securities and Exchange Commission's
instructions   for  Form  10-QSB,   are   unaudited  and  contain  all  material
adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results that ultimately will be reported for the full fiscal year ending August 31, 2002.

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

2. Income Taxes
   ------------

     The Company is liable for and has provided for corporate federal and state taxes.

3. Income (Loss) per share
   -----------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of November 30, 2001 and 2000, respectively, the Company has no outstanding stock warrants, options or convertible securities that could be considered as dilutive for purposes of the loss per share calculation.


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

                        Shimoda Resources Holdings, Inc.
                         (formerly ElPlata Corporation)
                      (formerly ElPlata Mining Corporation)

                    Notes to Financial Statements - Continued


Note E - Income Taxes

The components of income tax (benefit) expense for the three months ended November 30, 2001 and 2000, respectively, are as follows:


                                                        Three          Three
                                                        months         months
                                                         ended          ended
                                                        Nov 30,        Nov 30,
                                                          2001           2000
                                                     ------------   ------------
     Federal:
       Current                                       $       --     $       --
       Deferred                                              --             --
                                                     ------------   ------------
                                                             --             --
                                                     ------------   ------------
     State:
       Current                                               --             --
       Deferred                                              --             --
                                                     ------------   ------------
                                                             --             --
                                                     ------------   ------------
       Total                                         $       --     $       --
                                                     ============   ============


The Company's income tax expense for the three months ended Nov 30, 2001 and 2000, respectively, are as follows:

                                                             Three       Three
                                                            months      months
                                                             ended       ended
                                                            Nov 30,     Nov 30,
                                                             2001        2000
                                                          ----------   ---------
    Statutory rate applied to loss before income taxes          --          --
    Increase (decrease) in income taxes resulting from:
        State income taxes                                      --          --
        Other, including reserve for deferred tax asset         --          --
                                                          ----------   ---------

        Income tax expense                                $     --     $
                                                          ==========   =========

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


(2)  Plan of Operation, Results of Operations, Liquidity and Capital Resources

The current management group intends to actively seek, investigate and, if warranted, acquire an interest in one or more business opportunities or ventures. As of the end of the last fiscal year, the Company had divested itself of all operating assets.

It is the  intent  of the  Corporation's  management  to  continue  seeking  new investors and to continue to seek a suitable situation for merger or acquisition, particularly, to pursue the acquisition of resource licenses and resource companies that are based in Eastern Europe. (See 10-KSB For Fiscal Year 2000-2001 for further details)

The Company has engaged in no significant operations other than organizational activities, fund raising and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended, since August 31, 1989.

For the three months ended November 30, 2001 and 2000, respectively, the Company incurred net operating losses as a result of expenses principally associated with registration and compliance with reporting obligations under The Securities Exchange Act of 1934, and other administrative expenses associated with the maintenance of the Company's issued and outstanding stock records and the preparation of certain documents to support the Corporation. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues. The Company may also continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

It  is  the  intent  of  management  and  significant  stockholders  to  provide sufficient working capital to preserve the integrity of the corporate entity, however, there are no commitments to provide additional funds and no such commitments have been made by management or other stockholders, and the Company has no plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of a merger or acquisition candidate. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses. Notwithstanding the forgoing, to the extent that additional funds are required, the Company anticipates receiving such funds in the form of advances from current shareholders without issuance of additional shares or other securities, or through the private placement of restricted securities rather than through a public offering. (See Part II, Item 5)

Regardless of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.

Part II - Other Information

Item 1 - Legal Proceedings

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

Item 2 - Changes in Securities

On September 5, 2001, the Company affected a 30 to 1 reverse stock split. The retroactive effect of this split has been reflected for all periods presented

Item 3 - Defaults on Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

None

Item 5 - Other Information

On October 1, 2001, the Company signed an Administrative Services Agreement (the "Agreement") with Shimoda Capital (USA), Inc. ("Shimoda Capital"), of Wilton, Connecticut. Under the Agreement, Shimoda Capital will provide general administrative services, including mail, telephone, legal and accounting liaison, and mailing and fax addresses and numbers. Compensation will consist of a flat monthly fee of US$5,000, plus reimbursement for out of pocket expenses. Billing to begin upon provision of services.

On October 29, 2001, the Company commenced an offering of up to 12,000,000 shares of Common Stock pursuant to the private placement exemption available in Regulation S promulgated under the Securities Act of 1933, as amended. The Shares will be offered on a "best-efforts" basis by the officers, employees and directors of the Company, and may be offered by independent referral sources and through placement agents selected by the Company who may be registered members of the National Association of Securities Dealers, Inc. The Shares will only be sold to non-U.S. persons outside of the United States in accordance with Rule 903 of Regulation S promulgated under the Securities Act of 1933, as amended.

Item 6 - Exhibits and Reports on Form 8-K

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


Exhibits - None
Reports on Form 8-K - None

================================================================================

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                Shimoda Resources Holdings, Inc.


January 24, 2001                             /s/ David Mapley
                                           -------------------------------------
                                                                    David Mapley
                                             President, Chief Executive Officer,
                                           Director and Chief Accounting Officer