Form 10QSB
period 2001-11-30
SHIMODA RESOURCES HOLDINGS INC
filed 2002-02-14
CIK 1116196

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB



(Mark one)

  X       QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----     ACT OF 1934

                For the quarterly period ended November 30, 2001

          TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----     ACT OF 1934

                For the transition period from _____________ to _____________



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
                                                       ==========    ==========



                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Liabilities
   Current liabilities
     Accounts payable - trade                          ($  259.19)   ($  735.79)
                                                       ----------    ----------

   Total Liabilities                                   ($  259.19)   ($  735.79)
                                                       ----------    ----------


Commitments and contingencies


Shareholders' equity (deficit)
   Common stock - $0.001 par value
     100,000,000 shares authorized
     166,893 shares issued and outstanding               5,000.00      5,000.00
   Additional paid-in capital                           72,025.67     56,828.00
   Accumulated deficit                                 (76,466.29)   (54,512.74)
                                                       ----------    ----------

   Total Shareholders' Equity (Deficit)                    559.38      7,315.26
                                                       ----------    ----------

   Total Liabilities and Shareholders' Equity          $   300.19    $ 6,579.47
                                                       ==========    ==========


The financial information presented herein has been prepared by management without audit by independent certified public accountants. See Accountant's Review Report.
The accompanying notes are an integral part of these financial statements.  Item

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
                                           =============    =============


Earnings (Loss) per share of common
   stock outstanding computed on net
   income - basic and fully diluted        $       (0.07             )nil
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




                                                     Three months   Three months
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
                                                     ============   ============



The Company's income tax expense for the three months ended Nov 30, 2001 and 2000, respectively, are as follows:



                                                     Three months   Three months
                                                         ended          ended
                                                        Nov 30,        Nov 30,
                                                          2001           2000
                                                     ------------   ------------
Statutory rate applied to loss before income taxes           --             --
Increase (decrease) in income taxes resulting from:
    State income taxes                                       --             --
    Other, including reserve for deferred tax asset          --             --
                                                     ------------   ------------

    Income tax expense                               $       --     $       --
                                                     ============   ============

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

                                             Shimoda Resources Holdings, Inc.


January 24, 2001                                  /s/ David Mapley
                                             -----------------------------------
                                                                    David Mapley
                                             President, Chief Executive Officer,
                                                                    and Director