Form 10QSB/A
period 2001-11-30
SHIMODA RESOURCES HOLDINGS INC
filed 2002-02-15
CIK 1116196

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

                        Shimoda Resources Holdings, Inc.

              Form 10-QSB/A for the Quarter ended November 30, 2001

                                Table of Contents


                                                                            Page
                                                                            ----
Part I - Financial Information

  Item 1 Financial Statements                                                3

  Item 2 Management's Discussion and Analysis or Plan of Operation           7


Part II - Other Information

  Item 1 Legal Proceedings                                                   8

  Item 2 Changes in Securities                                               8

  Item 3 Defaults Upon Senior Securities                                     8

  Item 4 Submission of Matters to a Vote of Security Holders                 8

  Item 5 Other Information                                                   8

  Item 6 Exhibits and Reports on Form 8-K                                    8


Signatures                                                                   9

Item 1 - Part 1 - Financial Statements

                        Shimoda Resources Holdings, Inc.
                         (formerly ElPlata Corporation)
                     (formerly El Plata Mining Corporation)
                                 Balance Sheets
                           November 30, 2001 and 2000

                                   (Unaudited)

                                                                     Nov 30,
                                                                      2001
                                     ASSETS                          --------
Current assets
   Cash on hand and in bank                                          $    300
                                                                     --------

   Total Assets                                                      $    300
                                                                     ========



                                        LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
   Current liabilities
     Accounts payable - trade                                        ($   259)
                                                                     --------

   Total Liabilities                                                 ($   259)
                                                                     --------


Commitments and contingencies


Shareholders' equity Common stock - $0.001 par value
     100,000,000 shares authorized
     166,893 shares issued and outstanding                              5,000
   Additional paid-in capital                                          72,026
   Accumulated deficit                                                (76,467)
                                                                     --------

   Total Shareholders' Equity                                             559
                                                                     --------

   Total Liabilities and Shareholders' Equity                        $    300
                                                                     ========

                        Shimoda Resources Holdings, Inc.
                         (formerly ElPlata Corporation)
                      (formerly ElPlata Mining Corporation)
                Statements of Operations and Comprehensive Income
                  Three months ended November 30, 2001 and 2000

                                   (Unaudited)

                                           Three months    Three months
                                               ended           ended
                                              Nov 30,         Nov 30,
                                                2001            2000
                                           ------------    ------------

Revenues                                   $       --      $       --
                                           ------------    ------------

Expenses
   General and administrative expenses           10,897            --
                                           ------------

     Total operating expenses                    10,897            --
                                           ------------    ------------

Loss from Operations                            (10,897)           --

Other income
   Interest income                                 --                62
                                           ------------    ------------

Other Expense
   Interest Expense                                  43            --
                                           ------------    ------------

Income (Loss) before
   provision for income taxes                   (10,940)             62

Provision for Income Taxes                         --              --
                                           ------------    ------------
Net Income (Loss)                               (10,940)             62

Other Comprehensive Income                         --              --
                                           ------------    ------------

Comprehensive Income (Loss)                $    (10,940)   $         62
                                           ============    ============


Earnings (Loss) per share of common
   stock outstanding computed on net
   income - basic and fully diluted        $      (0.07)            nil
                                           ============    ============

Weighted-average number of shares
   outstanding - basic and fully diluted        166,893         166,893
                                           ============    ============



                        Shimoda Resources Holdings, Inc.
                         (formerly ElPlata Corporation)
                      (formerly ElPlata Mining Corporation)
                            Statements of Cash Flows
                    Three months ended Nov 30, 2001 and 2000

                                   (Unaudited)

                                                                  Three months    Three months
                                                                      ended           ended
                                                                     Nov 30,         Nov 30,
                                                                       2001            2000
                                                                  ------------    ------------
Cash Flows from Operating Activities
   Net income (loss) for the period                               $    (10,939)   $         62
   Adjustments to reconcile net loss
     to net cash provided by operating activities
       Increase (Decrease) in
         Accounts payable - trade                                         (259)           (841)
                                                                  ------------    ------------

Net cash provided by operating activities                              (11,198)           (779)


Cash Flows from Investing Activities                                      --              --
                                                                  ------------    ------------


Cash Flows from Financing Activities
   Additional Paid-in-Capital: Shimoda Capital (USA), Inc.               3,505            --
   Additional Paid-in-Capital: Shimoda Capital Advisors Limited          7,976            --

Net cash provided by financing activities                               11,481            --
                                                                  ------------    ------------

Increase (Decrease) in Cash                                                283            (779)

Cash at beginning of period                                                 17           7,358
                                                                  ------------    ------------

Cash at end of period                                                      300    $      6,579
                                                                  ============    ============


Supplemental Disclosure of Interest and Income Taxes Paid
     Interest paid for the year                                   $         43    $       --
                                                                  ============    ============
     Income taxes paid for the year                               $       --      $       --
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

                                              Shimoda Resources Holdings, Inc.


February 11, 2002                              /s/ David J Mapley
                                              ----------------------------------
                                                                  David J Mapley
                                              President, Chief Executive Officer
                                                                      & Director