Form 10QSB
period 2002-02-28
SHIMODA RESOURCES HOLDINGS INC
filed 2002-04-11
CIK 1116196

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB



(Mark one)
    X      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---------- ACT OF 1934

                For the quarterly period ended February 28, 2002

           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ---------- EXCHANGE ACT OF 1934

                For the transition period from ______________ to _____________



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

                                  203-563-9430
                           (Issuer's telephone number)

           ElPlata Corporation (formerly El Plata Mining Corporation)
              (Former name, former address and former fiscal year,
                         if changed since last report)





Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                             ---   ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of February 28, 2002 there were 169,010 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):    YES    NO X
                                                                 ---   ---

                        Shimoda Resources Holdings, Inc.

               Form 10-QSB for the Quarter ended February 28, 2002

                                Table of Contents


                                                                            Page
                                                                            ----
Part I - Financial Information

  Item 1 Financial Statements                                                 3

  Item 2 Management's Discussion and Analysis                                 7


Part II - Other Information

  Item 1 Legal Proceedings                                                    8

  Item 2 Changes in Securities                                                8

  Item 3 Defaults Upon Senior Securities                                      8

  Item 4 Submission of Matters to a Vote of Security Holders                  8

  Item 5 Other Information                                                    8

  Item 6 Exhibits and Reports on Form 8-K                                     8


Signatures                                                                    9

Item 1 - Part 1 - Financial Statements

                        Shimoda Resources Holdings, Inc.
                         (formerly ElPlata Corporation)
                     (formerly El Plata Mining Corporation)
                                  Balance Sheet

                                   (Unaudited)


                                                                  February 28,
                                                                       2002
                                                                  ------------
                                     ASSETS
                                     ------
Current assets
   Cash on hand and in bank                                       $        531
   Advances                                                       $         25
                                                                  ------------

Total Current Assets                                              $        556
                                                                  ------------

Other Assets
   Deferred Registration Costs                                    $     16,349
                                                                  ------------

Total Other Assets                                                $     16,349
                                                                  ------------

   Total Assets                                                   $     16,905
                                                                  ============



                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Liabilities
   Current liabilities
     Accounts payable - trade                                     $        802
                                                                  ------------

Total Current Liabilities                                         $        802
                                                                  ------------

   Total Liabilities                                              $        802
                                                                  ------------


Shareholders' equity Common stock - $0.001 par value
     100,000,000 shares authorized
     169,010 shares issued and outstanding                        $      5,022
   Additional paid-in capital                                     $     78,261
   Retained Earnings                                              ($    65,527)
   Net Income                                                     ($     1,653)
                                                                  ------------

   Total Shareholders' Equity                                     $     16,103
                                                                  ------------

   Total Liabilities and Shareholders' Equity                     $     16,905
                                                                  ============


                        Shimoda Resources Holdings, Inc.
                         (formerly ElPlata Corporation)
                      (formerly ElPlata Mining Corporation)
                            Statements of Operations
                  Three months ended February 28, 2002 and 2001
                     and six months ended February 28, 2002

                                                     (Unaudited)

                                           Three months    Three months    Six months      Six months
                                              ended           ended          ended           ended
                                           February 28,    February 28,   February 28,    February 28,
                                                2002            2001           2002            2001
                                           ------------    ------------   ------------    ------------
Revenues                                   $       --      $       --     $       --      $       --
                                           ------------    ------------   ------------    ------------

Expenses
   General and Administrative Expenses     $        682    $       --     $      1,603    $       --
                                           ------------    ------------   ------------    ------------

       Total Operating Expenses            $        682    $      _       $      1,603    $       --
                                           ------------    ------------   ------------    ------------

Loss from Operations                       $        682    $       --     $      1,603    $       --
                                           ------------    ------------   ------------    ------------

Other Income
   Interest Income                         $          0    $         50   $       --      $        112
                                           ------------    ------------   ------------    ------------

Other Expenses
   Interest Expense                        $          8    $       --     $         50    $       --
                                           ------------    ------------   ------------    ------------

Income (Loss) before provision
For income taxes                           ($       690)   $       --     ($     1,653)   $       --
                                           ------------    ------------   ------------    ------------

Net Other Income                           $       --      $         50   $       --      $        112
                                           ------------    ------------   ------------    ------------

Net Income                                 ($       690)   $         50   ($     1,653)   $        112
                                           ============    ============   ============    ============

Earnings (Loss) per share of common
   stock outstanding computed on net
   income - basic and fully diluted                 -0-             -0-   ($      0.01)            -0-
                                           ============    ============   ============    ============

Weighted-average number of shares
   outstanding - basic and fully diluted        169,010         166,893        169,010         166,893
                                           ============    ============   ============    ============

                        Shimoda Resources Holdings, Inc.
                         (formerly ElPlata Corporation)
                      (formerly ElPlata Mining Corporation)
                            Statements of Cash Flows
                   Six months ended February 28, 2002 and 2001


                                   (Unaudited)

                                                    Six months      Six months
                                                      ended           ended
                                                   February 28,    February 28,
                                                       2002             2001
                                                   ------------    ------------
Operating Activities
   Net income (loss) for the period               ($     1,653)   $        112
   Adjustments to reconcile net income / (loss)
   to net cash provided by operations:
         Advance to ASI                           ($        25)   $       --
         Accounts payable - trade                 $        803    ($       841)
                                                  ------------    ------------

Net cash provided by operating activities         ($       875)   ($       729)


Investing Activities
   Deferred Registration Costs                    ($    16,349)   $       --
                                                  ------------    ------------

Net cash provided by investing activities         ($    16,349)   $       --

Financing Activities
   Capital Stock                                  $         22    $       --
   Additional Paid-in-Capital                     $     17,716    $       --
                                                  ------------    ------------

Net cash provided by financing activities         $     17,738    $       --
                                                  ------------    ------------

Increase (Decrease) in Cash                       $        514    ($       729)

Cash at beginning of period                       $         18    $      7,358
                                                  ------------    ------------

Cash at end of period                             $        532    $      6,629
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

For the six months ended February 28, 2002 and 2001, respectively, the Company incurred net operating losses as a result of expenses principally associated with registration and compliance with reporting obligations under The Securities Exchange Act of 1934, and other administrative expenses associated with the maintenance of the Company's issued and outstanding stock records and the preparation of certain documents to support the Corporation. The Company anticipates that until new investor funds are raised and a business combination is completed with an acquisition candidate, it will not generate revenues. The Company may also continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

It  is  the  intent  of  management  and  significant  stockholders  to  provide sufficient working capital to preserve the integrity of the corporate entity, however, there are no commitments to provide additional funds and no such commitments have been made by management or other stockholders, and the Company has no plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of a merger or acquisition candidate. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses. Notwithstanding the forgoing, to the extent that additional funds are required, the Company anticipates receiving such funds in the form of advances from current shareholders without issuance of additional shares or other securities, or through the private placement of restricted securities and through a public offering later this year. (See Part II, Item 5)

Regardless of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.

Part II - Other Information

Item 1 - Legal Proceedings

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

Item 2 - Changes in Securities

None

Item 3 - Defaults on Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

None

Item 5 - Other Information

On February 15, 2001, the Company signed a Letter Agreement with Shimoda Capital Advisors Limited ("SCAL"), of George Town, Grand Cayman, Cayman Islands, appointing SCAL as Consultant to the Company in identifying, investing in, monitoring and divesting in resource licenses and resource companies in eastern Europe.

On October 29, 2001, the Company commenced an offering of up to 12,000,000 shares of Common Stock pursuant to the private placement exemption available in Regulation S promulgated under the Securities Act of 1933, as amended. The Shares will be offered on a "best-efforts" basis by the officers, employees and directors of the Company, and may be offered by independent referral sources and through placement agents selected by the Company who may be registered members of the National Association of Securities Dealers, Inc. The Shares will only be sold to non-U.S. persons outside of the United States in accordance with Rule 903 of Regulation S promulgated under the Securities Act of 1933, as amended. No shares have been sold to date.

In February 2002, the Company began preparing a SB-2 filing for submission to the SEC. It is anticipated that the SB-2 filing will be completed during the Company's third or fourth quarters of the current fiscal year. The Company expects to register to sell 5,000,000 shares of its common stock pursuant to Regulation SB of the Securities Act of 1933. The Shares will be offered on a "best-efforts" basis by the officers, employees and directors of the Company, and may be offered by independent referral sources and through placement agents selected by the Company who may be registered members of the National Association of Securities Dealers, Inc.

Item 6 - Exhibits and Reports on Form 8-K

Exhibits - None
Reports on Form 8-K - None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                Shimoda Resources Holdings, Inc.



March 27th, 2002                                              /s/ David J Mapley
                                                --------------------------------
                                                                  David J Mapley
                                              President, Chief Executive Officer
                                                                      & Director