Form 10QSB
period 2002-05-31
SHIMODA RESOURCES HOLDINGS INC
filed 2002-07-11
CIK 1116196

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB
--------------------------------------------------------------------------------

(Mark one)

  X
----- QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended May 31, 2002

         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
-----    ACT OF 1934

                  For the transition period from ______________ to _____________

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

                        Shimoda Resources Holdings, Inc.

                 Form 10-QSB for the Quarter ended May 31, 2002

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

Item 1 - Part 1 - Financial Statements

                        Shimoda Resources Holdings, Inc.
                         (formerly ElPlata Corporation)
                     (formerly El Plata Mining Corporation)
                                  Balance Sheet

                                   (Unaudited)


                                                                      May 31,
                                                                        2002
                                     ASSETS                         -----------
                                     ------
Current assets
   Cash                                                             $    41,129
   Note receivable, related party                                        50,025
                                                                    -----------

Total Current Assets                                                     91,154
                                                                    -----------

Other Assets
Investments                                                           3,056,151
                                                                    -----------

Total Other Assets                                                    3,056,151
                                                                    -----------

   Total Assets                                                     $ 3,147,305
                                                                    ===========



                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Liabilities
   Current liabilities
     Accounts payable - trade                                       $      --

   Total Liabilities                                                       --


Shareholders' equity Common stock - $0.001 par value
     100,000,000 shares authorized,
     541,108 shares issued and outstanding                                5,394
   Additional paid-in capital                                         2,505,346
   Accumulated other comprehensive income                               724,711
   Accumulated deficit                                                  (88,146)
                                                                    -----------

   Total Shareholders' Equity                                         3,147,305
                                                                    -----------

   Total Liabilities and Shareholders' Equity                       $ 3,147,305
                                                                    ===========


                        Shimoda Resources Holdings, Inc.
                         (formerly ElPlata Corporation)
                      (formerly ElPlata Mining Corporation)
                Statements of Operations and Comprehensive Income

                                   (Unaudited)

                                           Three months    Three months     Nine months     Nine months
                                               ended           ended           ended           ended
                                              May 31,         May 31,         May 31,         May 31,
                                                2002            2001            2002            2001
                                           ------------    ------------    ------------    ------------

Revenues                                   $       --      $       --      $       --      $       --
                                           ------------    ------------    ------------    ------------

Operating Expenses
   General and administrative expenses           20,955           6,177          22,558           6,177
                                           ------------    ------------    ------------    ------------


Loss from Operations                            (20,955)         (6,177)        (22,558)         (6,177)
                                           ------------    ------------    ------------    ------------

Other income (expenses)
   Interest income                                 --                23            --               135
   Interest expense                                --              --               (43)           --
                                           ------------    ------------    ------------    ------------

Loss before provision
   for income taxes                             (20,955)         (6,154)        (22,601)         (6,042)

Provision for income taxes                         --              --              --              --
                                           ------------    ------------    ------------    ------------

Net loss                                        (20,955)         (6,154)        (22,601)         (6,042)

Other comprehensive income net
   of tax

   Unrealized gain on investment                700,114            --           700,114            --
   Foreign currency translation
      adjustment                                 24,597            --            24,597            --
                                           ------------    ------------    ------------    ------------

Other comprehensive income                      724,711            --           724,711            --
                                           ------------    ------------    ------------    ------------

Total comprehensive income                 $    703,756    $     (6,154)   $    702,110    $     (6,042)
                                           ------------    ------------    ------------    ------------

Loss per share of common
   stock outstanding computed on net
   income - basic and fully diluted        $      (0.06)   $      (0.04)   $      (0.07)   $      (0.04)
                                           ============    ============    ============    ============

Weighted-average number of shares
   outstanding - basic and fully diluted        343,208         166,893         314,236         166,893
                                           ============    ============    ============    ============



                        Shimoda Resources Holdings, Inc.
                         (formerly ElPlata Corporation)
                      (formerly ElPlata Mining Corporation)
                            Statements of Cash Flows
                     Nine months ended May 31, 2002 and 2001

                                   (Unaudited)

                                                         Nine months    Nine months
                                                            ended          ended
                                                           May 31,        May 31,
                                                             2002           2001
                                                         -----------    -----------

Operating Activities
   Net (loss) for the period                                 (22,601)        (6,042)

   Adjustments to reconcile net (loss)
   to net cash provided by (used for) operations:
      Note receivable, related party                         (50,025)          (946)
                                                         -----------    -----------

Net cash used for operating activities                       (72,626)        (6,988)

Investing Activities
      Purchase of shares in Gulf International Minerals     (650,000)         - 0 -
      Purchase of shares in European Nickel plc             (218,965)         - 0 -
                                                         -----------    -----------

Net Cash used for investing activities                      (868,965)

Financing Activities
   Proceeds from issuance of capital stock, net              982,705            343
                                                         -----------    -----------

Increase (Decrease) in Cash                                   41,114         (6,645)

Cash at beginning of period                                       15          7,358
                                                         -----------    -----------

Cash at end of period                                    $    41,129    $       713
                                                         ===========    ===========

Supplemental disclosure of cash flow information:

         No amounts were paid for interest or taxes.

Supplemental disclosure of non-cash investing and financing activities:

         In April 2002, Shimoda issued 250,000 shares to Shimoda Resources Limited in exchange for shares in European Nickel plc. Also in April 2002, Shimoda issued 11,000 shares to Shimoda Resources Limited in exchange for shares in Gulf International Minerals.

         In February 2002, Shimoda issued 1,421 common shares to Shimoda Capital Advisors Limited ("SCAL") in payment for expenses in the amount of approximately $14,210 paid on its behalf by SCAL. Also in February 2002, Shimoda issued 794 common shares to Shimoda Capital (USA), Inc. ("SCUSA") in payment for expenses in the amount of approximately $ 7,940 paid on its behalf by SCUSA.


                        Shimoda Resources Holdings, Inc.
                         (formerly ElPlata Corporation)
                      (formerly ElPlata Mining Corporation)

                        Statements of Stockholders Equity


                                                                                       Accumulated
                                           Common stock                   Additional      other                         Total
                                          -------------                    paid-in    comprehensive   Accumulated   stockholders'
                                              Shares         Amount        capital       income         deficit         equity
                                           -----------    -----------    -----------   -----------    -----------    -----------
Balance at August 31, 2000 (restated
  for 30:1 reverse stock split)                166,893    $     5,000    $    56,145                  $   (54,574)   $     6,571

Capital contributions                                                          4,415                                       4,415

Net loss for the year ended
  August 31, 2001                                                                                         (10,971)       (10,971)
                                           -----------    -----------    -----------   -----------    -----------    -----------

Balance at August 31, 2001                     166,893          5,000         60,560                      (65,545)            15

Issuance of stock in private placement         111,000            111        963,335                                     963,446
net of deferred registration costs
(unaudited)

Issuance of stock for Gulf International
Minerals shares (unaudited)                     11,000             11        109,989                                     110,000

Issuance of stock for European
Nickel plc shares (unaudited)                  250,000            250      1,352,225                                   1,352,475

Issuance of stock in exchange for
services (unaudited)                             2,215             22         19,237                                      19,259


Net loss for the nine months ended
May 31, 2002 (unaudited)                                                                                  (22,601)       (22,601)

Other Comprehensive Income

      Unrealized gain on investment                                                        700,114                       700,114
      (unaudited)

      Foreign currency translation
      adjustment (unaudited)                                                                24,597                        24,597
                                           -----------    -----------    -----------   -----------    -----------    -----------


Balance at August 31, 2001                     541,108    $     5,394    $ 2,505,346   $   724,711    $   (88,146)   $ 3,147,305
                                           ===========    ===========    ===========   ===========    ===========    ===========

                        Shimoda Resources Holdings, Inc.
                          Notes to Financial Statements
                         Nine months ended May 31, 2002


(1)      Summary of Significant Accounting Policies:

         Interim Financial Statements:

The accompanying financial statements include all adjustments (consisting of only normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for a full year. The financial statements should be read in conjunction with the financial statements included in the annual report of Shimoda Resources Holdings, Inc. (the "Company") on Form 10-KSB for the year ended August 31, 2001.

         General:

Shimoda Resources Holdings, Inc. was incorporated as El Plata Mining Corporation under the laws of the state of Nevada on February 23, 1973 and restated its Articles of Incorporation on September 30, 1999. The September 30, 1999 restatement changed the Company's authorized number of shares from 20,000,000 to 100,000,000 and changed the stated par value per share from $0.05 per share to $0.001 per share and changed the Company's corporate name to ElPlata Corporation. In anticipation of a proposed transaction, the Company changed its corporate name to Shimoda Resources Holdings, Inc. in April 2001. The effect of all these actions is reflected in the accompanying financial statements as of the first day of the first period presented.

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

         Fair Value:

Unless otherwise indicated, the fair values of all reported assets and liabilities, which represent financial instruments, none of which are held for trading purposes, approximate the carrying values of such amounts.

         Marketable Securities:

The Company accounts for investments under the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Investment securities are classified into one of three categories: held-to-maturity, available-for-sale, or trading. Securities are considered held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. These securities are recorded as either short-term investments or long-term marketable securities on the balance sheet depending upon their original contractual maturity dates. Held-to-maturity securities are stated at amortized cost, including adjustments for amortization of premiums and accretion of discounts. Securities are considered trading when bought principally for the purpose of selling in the near term.  Trading  securities are recorded as short-term  investments  and are carried  at  market  value.  Unrealized  holding  gains and  losses  on  trading securities  are included in  operating  income.  Securities  not  classified  as held-to-maturity or as trading are considered available-for-sale. Available-for-sale securities are recorded as either short-term investments or long-term marketable securities and are carried at market value with unrealized gains and losses included in other comprehensive income in stockholders' equity.

         Other Comprehensive Income:

SFAS No. 130, "Reporting Comprehensive Income," established new rules for the reporting and display of comprehensive income and its components. SFAS No. 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments to be reported as a separate component (comprehensive income/loss) of stockholders' equity.


(2)      Investment in Equity Securities Available for Sale:

In April 2002, the Company, in exchange for shares held by Shimoda Resources Ltd, an affiliated entity, (a) issued 250,000 common shares in exchange for (i) 201,750 ordinary (pound)0.01 shares and (ii) warrants to purchase 148,250 ordinary (pound)0.01 shares at (pound)1 per share of European Nickel PLC, (b) paid $650,000 and issued 11,000 common shares in exchange for 3,460,166 units and 450,000 shares, respectivelyof Gulf International Minerals Ltd. ("Gulf International"), each unit consisting of one common share and one share purchase warrant at CDN$0.04 per unit, and (c) in a transaction with an unaffiliated entity sold 111,000 shares of its common shares for $999,000 in a private placement.

The purchase of the shares of European Nickel PLC was recorded at the historical cost basis of the transferor, Shimoda Resources Ltd, in accordance with Staff Accounting Bulletin No. 48 ("SAB 48") of the United States Securities and Exchange Commission, "Transfers of Non-Monetary Assets by Promoters or
Shareholders." SAB 48 requires that exchanges of non-monetary assets by promoters or shareholders be recorded at carryover basis.

The Gulf International units were recorded at the cash consideration paid, which exceeded the basis to Shimoda Resources Ltd. Gulf International shares are publicly traded on the TSX (Toronto Stock Exchange's) Venture Exchange in Toronto, Canada (formerly the Canadian Venture Exchange). The Company intends to hold these shares long-term and during the period ended May 31, 2002 recorded an unrealized gain in other comprehensive income. Changes in fair value of Gulf International shares are calculated based on Canadian Dollars, and then translated to U.S. Dollars at the balance sheet. The Company used the exchange rate in effect at the balance sheet date when calculating the currency translation.


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


(2)      Plan  of  Operation,  Results  of  Operations,  Liquidity  and  Capital
         Resources

Shimoda's management intends to actively seek additional financing and to pursue the acquisition of resource licenses and resource companies that are based in Emerging Europe. (See 10-KSB For Fiscal Year 2000-2001 for further details)

The proceeds of Shimoda's April private equity financing pursuant to Regulation S-K of the Securities Act of 1933, as amended, which amounted to $999,000, and 261,000 newly issued, but not registered, common shares of Shimoda have been invested in two Eastern European mining companies, European Nickel plc and Gulf International Minerals (see below).

In April 2002, Shimoda acquired interests in the two resource companies from Shimoda Resources, Ltd. ("SRL"). SRL is a Cyprus-based investment company of which David J. Mapley, Chief Executive Officer and President of Shimoda, is the founder and manager. The purchases were as follows:

(a) Shimoda purchased from SRL 201,750 ordinary 1 pence shares and warrants to purchase 148,350 ordinary 1 pence shares of European Nickel plc ("EN") at GBP1 per share.

(b) Shimoda purchased from SRL 450,000 shares and 450,000 warrants (18 months/exercise price CD 0.60 per share) of Gulf International Minerals, Ltd. ("GIM") Common Stock

(c) Also in April, Shimoda purchased from SRL entitlements to 3,460,166 units of GIM (@CD 0.30). Each unit consists of one share of GIM and one warrant (24 month / exercise price CD 0.40 per share) of GIM

In exchange for a), b) and c) above, Shimoda issued 261,000 shares of Common Stock to SRL.

Also in April 2002, Shimoda exercised the entitlements to 3,460,166 units of GIM for US$650,000 and exercised 148,350 options in EN for US$218,965.95.

         Shimoda has identified a number of additional resource licenses and resource companies that it is interested in acquiring. Shimoda expects to use the proceeds of this offering in a similar manner, following its proposed operating methodology and business principles to make those acquisitions.

         Our policy, under normal market circumstances, is to allocate substantially part or all of our assets in Emerging Europe resource licenses and resource companies, whether unlisted, or listed on a recognized securities exchange, whether in the country where such securities were issued or elsewhere. Shimoda may also, for cash management purposes, invest in US Dollar and local-currency denominated instruments issued by non-US entities, such as the obligations of national governments, their agencies, and shares of money market funds, as well as the listed equities or fixed-income instruments of resource companies operating in Emerging Europe. Such investments in listed equities will be for the purpose of obtaining information or the forming of strategic relationships that advance Shimoda's business objective.

         Shimoda's business strategy is to focus on the acquisition of resource licenses and resource companies, which are at or near-production, in Emerging Europe. More specifically, its strategy entails the following elements:

o Selectively acquiring high quality, resource rich, low-cost mineral licenses and production companies.
o Providing where necessary high quality, experienced management for project start-up and development.
o Providing strategic financial and capital markets advice in order to increase the valuation of its holdings.


Current Holdings

European Nickel plc - In April 2002, we acquired 350,000 shares of common stock in European Nickel plc ("EN"), a limited liability company registered in England. We acquired the shares for cash and in exchange for shares of our Common Stock. In the first transaction, we exchanged a total of 250,000 shares of our Common Stock (at a price of US$10 per share) for 201,650 shares and 148,350 options for shares of the common stock of EN at a strike price of GBP1 plus other intangible rights. Shortly thereafter, we exercised the options at a cost of GBP148,350 (US$218,965.95). EN is engaged in nickel mining and processing in Albania, Turkey, and the rest of the Balkan region.

Background: The Ophiolite deposits through South Eastern Europe have numerous identified deposits of nickel laterites in countries including Turkey, Greece, Macedonia, Albania, Bosnia and Serbia. The deposits' status range from Mineable Resource through to Inferred Resources. The nickel laterites of South East Europe have not been "available" for development due to the regional politics. The nickel laterites of the region are also unique in their geological formation, which enables them to be amenable to a heap leach process that European Nickel has developed. This ability to turn known, developed deposits from sub-economic to economic projects in a region with diversified political and economic risk and to develop a large nickel production operation in the region will have significant financial benefits. The Caldag deposit in Western Turkey is a high-grade nickel laterite ore body that will be mined and exported through the port of Izmir to Northern Greece. The ore will then be transported to a ferronickel smelter in Macedonia and toll treated to a ferronickel product. The Caldag deposit was discovered by the Turkish Government Mining and Exploration Service, MTA (Maden Tetkik Arama). Exploration began in 1974 and was completed in 1979. The geological resource of 56 million tones at 1.28% nickel will be exploited, with a current market value in excess of US$8 billion.

In total, the geological resource of European Nickel is 350 million tones at average grade 1.21% nickel, which will be exploited (over 50% greater than 1.4% nickel).

Nickel production is set to start approximately August 2002 from Turkey.

Gulf International Minerals - In April 2002, we acquired 450,000 shares and 450,000 warrants (18 months / C$D0.60 strike price) of shares of common stock of Gulf International Minerals ("GIM"), a Vancouver, British Colombia, Canada listed public company, in exchange for 110,000 shares of our Common Stock (at a price of US$10 per share). Also in April 2002, we acquired an additional 3,460,166 shares of common stock of GIM with warrants attached for 3,460,166 additional shares of common stock of GIM for C$1,038,050 (US$650,000), at a price per share of C$0.30 (US$0.25). GIM is engaged in gold mining and processing in Tajikistan.

Background: Gulf International Minerals signed a Joint Venture Agreement in 1993 with the State Committee of Industrial Affairs of the Republic of Tajikistan. The agreement was negotiated to cover several known precious metal deposits in

Northern Tajikistan and the concentrating facility at Kansai. All the deposits are located within the gold bearing ore fields of the Tian Shan Fold, one of the world's most prolific gold bearing rock belts running from Kyrgystan to the east, across Northern Tajikistan and west into Uzbekistan. Gulf's geological research of the former Russian archives is revealing positive indications of 60 gold deposits, some of which are sizeable.

GIM is currently focusing its energies on the re-commissioning of the Aprelevka deposit. Having just completed massive works necessary to put the pit into full production, the Russians only had time to extract approximately 30,000 oz of gold (after removing 9 million tons of rock overburden). This was achieved at a grade of 6gms of gold per ton of ore. They left behind a dynamic open pit gold deposit, which overnight became one of many Tajik businesses to close. It
remained  closed  until  Gulf  International   commenced  the  present  work  to
re-commission the mine. It is calculated that with a mining cost of approximately $123 per ounce of gold recovered, this mine will be one the lowest cost gold producers in the world.

The Burgunda / Ikkizhilon deposits are in the company's focus in Phase II of the Joint Venture partnership in Tajikistan. Early geological reports indicated a very exciting opportunity to prove up many millions oz. of gold. The Karamazar Region makes up the "Blue Sky" for Gulf International, representing a land holding of approximately 2,000 sq kilometers.

Gold production is set to start approximately August 2002.

Prior to the current fiscal year, the Company had engaged in no significant operations other than organizational activities, fund raising and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended, since August 31, 1989.

For the nine months ended May 31, 2002 and 2001, respectively, the Company incurred net operating losses as a result of expenses principally associated with registration and compliance with reporting obligations under The Securities Exchange Act of 1934, and other administrative expenses associated with the maintenance of the Company's issued and outstanding stock records and the preparation of certain documents to support the Corporation and documents that were required to attract new investors pursuant to Regulation S of the Securities Act of 1933, as amended. Those efforts have resulted in attracting a new investor to the company, issuance on new unregistered stock and the acquisition of certain mining assets, described above. The Company anticipates that it will begin to generate revenues during the second half of the current fiscal year. However, the Company may continue to operate at a loss, depending on the success of its current fund raising and of its ongoing investments in resource licenses and resource companies in Eastern Europe.

Regardless of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.

Part II - Other Information

Item 1 - Legal Proceedings

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

Item 2 - Changes in Securities

The company issued 111,000 shares of Common Stock pursuant to the private placement exemption available in Regulation S promulgated under the Securities Act of 1933, as amended.

The Company issued a further 261,000 shares of Common Stock in a like exchange to acquire certain mining assets in April 2002 (see Part I, Item 2, Section (2) above) pursuant to the private placement exemption available in Regulation S promulgated under the Securities Act of 1933, as amended.

Item 3 - Defaults on Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

None

Item 5 - Other Information

On October 29, 2001, the Company commenced an offering of up to 12,000,000 shares of Common Stock pursuant to the private placement exemption available in Regulation S promulgated under the Securities Act of 1933, as amended. 111,000 shares have been sold to date. The Company terminated the offering on May 31,2002.

On June 21, 2002 the Company filed a Registration Statement with the SEC to sell 5,000,000 new shares of its common stock, plus 374,215 shares of common stock from selling shareholders, pursuant to Regulation SB of the Securities Act of 1933. The Shares will be offered on a "best-efforts" basis by the officers, employees and directors of the Company, and may be offered by independent referral sources and through placement agents selected by the Company who may be registered members of the National Association of Securities Dealers, Inc.

Item 6 - Exhibits and Reports on Form 8-K

Exhibits - None
Reports on Form 8-K - None

--------------------------------------------------------------------------------

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              Shimoda Resources Holdings, Inc.



June 21st, 2002                                               /s/ David J Mapley
                                              ----------------------------------
                                                                  David J Mapley
                                              President, Chief Executive Officer
                                                                      & Director