Form 10KSB
period 2002-08-31
SHIMODA RESOURCES HOLDINGS INC
filed 2002-12-13
CIK 1116196

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                  Form 10 - KSB

               [x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended August 31, 2002

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

CHECK  WHETHER  THE ISSUER  HAS (1) FILED ALL  REPORTS  REQUIRED  TO BE FILED BY
SECTION 13 OR 15(D) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THE COMPANY WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO
                                                             ---   ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended August 31, 2002, was $0.

As of August 31, 2002, the aggregate market value of the Company's Common Stock was not able to be determined, as the stock is not trading.

As of August 31, 2002 there were 541,108 shares of Common Stock issued and outstanding.

***** Transitional Small Business Disclosure Format:  Yes    No X
                                                         ---   ---

                                TABLE OF CONTENTS



                                                                     Page Number
PART I

Item 1.  Description of Business                                     3
Item 2.  Description of Property                                     3
Item 3.  Legal Proceedings                                           3
Item 4.  Submission of Matters to a Vote of Security Holders         4

Part II

Item 5.  Market for Company's Common Stock and Related
         Stockholders Matters                                        4
Item 6.  Management's Discussion and Analysis or Plan of Operation   4
Item 7.  Index to Financial Statements                               5
Item 8.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosures                        6

Part III

Item 9   Officers and Directors                                      7
Item 10. Executive Compensation                                      8
Item 11. Security Ownership of Certain Beneficial Owners
         And Management                                              8
Item 12. Certain Relationships and Related Transactions              8
Item 13. Exhibits and Reports on 8-K
Item 14  Controls and Proceedures                                    10
         Signatures                                                  10
         Certifications                                              11
         Financial Statements                                        15



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

PART I

Item 1. Description of Business

Shimoda Resources Holdings, Inc. (the "Company") was incorporated as ElPlata Mining Corporation under the laws of the State of Nevada on February 23, 1973 and restated its Articles of Incorporation on September 30, 1999. The September 30, 1999 restatement changed the Company's authorized number of shares of Common Stock from 20,000,000 to 100,000,000 and changed the stated par value per share from $0.05 per share to $0.001 per share and changed the Company's corporate name to ElPlata Corporation. The Company changed its corporate name to Shimoda Resources Holdings, Inc. in April 2001. The Company's Common Stock, which is quoted on the OTC Bulletin Board, had its ticker symbol changed from "EPTN" to "SHDA" at that time. The ticker symbol was subsequently changed to "SHRH" in August 2001, when the Company reverse split all issued shares of Common Stock by a ratio of 30:1, resulting in the Company's issued share capital of 5,000,000 shares of Common Stock with a par value of US$0.001 becoming 166,893 shares of Common Stock with a par value of US$0.001. In April 2002, the company issued 111,000 shares of Common Stock pursuant to the private placement exemption available in Regulation S promulgated under the Securities Act of 1933, as amended. The Company issued a further 261,000 shares of Common Stock in a like exchange  to  acquire  certain  mining  assets in April 2002 (see Item 13 below)
pursuant to the private placement exemption available in Regulation S promulgated under the Securities Act of 1933, as amended.

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

On September 29, 1999, the Company sold 4,000,000 shares of Common Stock to the Company's then President, Mr. Glenn A. Little, pursuant to an exemption from registration pursuant to Section (4)(2) of The Securities Act of 1933, as amended, for $10,000 cash. In August 2001, Mr. David J. Mapley, Director and President of the Company, acquired 4,000,000 shares of Common Stock, to be held in trust, representing 80% of the then outstanding shares of the Company, from Mr. Glenn A. Little, pursuant to an exemption from registration pursuant to Section (4)(2) of The Securities Act of 1933, as amended.

The Company re-commenced operations in April 2002, with the issuance of new shares of common stock and with the acquisition of shares in two resource companies, European Nickel plc and Gulf International Minerals, Limited (see below).

It is the intent of the company's management to execute its business plan, focusing on the acquisition of resource licenses and resource companies that are based in Eastern Europe, which is described in greater detail in Item 6. Management's Discussion & Analysis.


Item 2. Description of Property

The Company has no property and currently maintains a resident agent at CHQ Incorporated, 1555 Flamingo Road, Suite 155, Las Vegas, Nevada 89119 and maintains a mailing address at the offices of its Administrative Services provider, Shimoda Capital (USA), Inc. at 15 River Road, Suite 230, Wilton, Connecticut 06897. The Company's telephone number there is (203) 563-9430 and its fax number is 203-563-9832. Other than its Resident Agent's office and the mailing address, the Company does not currently maintain any other office facilities at present. The Administrative Services Agreement, which was signed on October 1, 2001, calls for Shimoda Capital (USA), Inc. to provide general management and administrative services to the Company, including a mailing address.

Item 3. Legal Proceedings

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

Item 4. Submission of Matters to a Vote of Security Holders

Two of the Company's shareholders, David J Mapley, in Trust and Shimoda Resources Limited, whom together beneficially own in aggregate 396,549 shares of Common Stock of the Company, representing 73% of the outstanding voting Capital Stock of the Company entitled to vote on their action, gave their unanimous approval to the election of David J Mapley, Ron Beveridge, Graham Johnson, Jonathan C.R. Morley-Kirk and Andrew Kershaw to the Board of Directors of the Company.

PART II

Item 5. Market for Company's Common Stock and Related Stockholder Matters

The Company's Common Stock does not trade on any exchange or the OTC market. There is no known public market for this security. No dividends have been paid to date and the Company's Board of Directors does not anticipate paying dividends in the foreseeable future.

As of August 31, 2002 there were 541,108 post-split shares of $0.001 par value Common Stock (the "Common Stock") of the Company issued and outstanding and owned by 436 shareholders of record.

Common Stock Transactions

The following securities of the Company have been issued in the past three years:

On September 29, 1999, the Company sold 4,000,000 shares of Common Stock to the Company's then President, Mr. Glenn A. Little, pursuant to an exemption from registration pursuant to Section (4)(2) of The Securities Act of 1933, as amended, for $10,000 cash.

In August 2001, Mr. David J. Mapley, Director and President of the Company, acquired 4,000,000 shares of Common Stock, to be held in trust, representing 80% of the then outstanding shares of the Company, from Mr. Glenn A. Little, pursuant to an exemption from registration pursuant to Section (4)(2) of The Securities Act of 1933, as amended.

In May, 2002 the company issued 111,000 shares of Common Stock pursuant to the private placement exemption available in Regulation S promulgated under the Securities Act of 1933, as amended.

The Company issued a further 261,000 shares of Common Stock in a like exchange to acquire certain mining assets in April 2002 (see Item 13, below) pursuant to the private placement exemption available in Regulation S promulgated under the Securities Act of 1933, as amended.

In September,  2002 the company  issued a further  13,044 shares of Common Stock
pursuant  to  the  private  placement   exemption   available  in  Regulation  S
promulgated under the Securities Act of 1933, as amended.

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

Operation of the Company

The Corporation's business objective is to acquire resource companies and resource licenses of "Emerging Europe", namely the Russian Federation ("Russia"), other former Soviet Union republics or Newly Independent States ("NIS"), and Central & Eastern Europe. The NIS is comprised of the following countries: Armenia, Azerbaijan, Belarus, Estonia, Georgia, Kazakhstan, Kyrgyzstan, Latvia, Lithuania, Moldova, Tajikistan, Turkmenistan, Ukraine, and Uzbekistan. The Caucasus republics are defined as Armenia, Azerbaijan and Georgia. "Central & Eastern Europe" means the region, which includes, unless otherwise indicated, Albania, Bulgaria, Czech Republic, Greece, Hungary, Poland, Romania, Slovakia, Slovenia, Turkey and countries of Former Yugoslavia. The Corporation will adhere to the following business principles:

         o To concentrate on companies engaged in the production, processing or distribution of natural resources.
         o To seek low-cost producers to mitigate against lower product prices and maximize profits on rising prices.
         o        To emphasize excellent management and superior growth.
         o To diversify geographically within the region and by industry sectors.
         o        To avoid dealing directly in commodities.
         o To create sector clusters, e.g. energy, precious metals, non-ferrous metals, etc.

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

Effective January 14, 1981, the U.S. Securities and Exchange Commission adopted Rule 3a-2 which deems that an issuer is not engaged in the business of investing, reinvesting, owning, holding or trading in securities for purposes of
Section 3(a)(1), cited above, if, during a period of time not exceeding one year, the issuer has a bona fide intent to be engaged primarily, or as soon as reasonably possible (in any event by the termination of a one year period of time), in a business other than that of investing, reinvesting, owning, holding or trading in securities and such intent is evidenced by the Company's business activities and appropriate resolution of the Company's Board of Directors duly adopted and duly recorded in the minute book of the Company. The Rule 3a-2 "safe harbor" may not be relied on more than a single time. The Company expects to have invested or committed all, or substantially all, of the proceeds of this public offering in the investigation and / or acquisition of a business opportunity acquisition within a year after completion of the offering and thereafter to not encounter the possibility of being classified as a transient investment company.

Item 7.  Index to Financial Statements

The required accompanying financial statements are contained in Section F beginning on Page 15 of this document.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Effective October 31, 2001, the Company dismissed its Auditor, S.W. Hattfield, CPA and appointed Stonefield Josephson, Inc. as its new Auditor pursuant to a vote and resolution by the Board of Directors and subsequent ratification by a majority of the Company's shareholders.

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

PART III

                         Item 9. Officers and Directors

The directors and executive officers serving the Company are as follows:

    Name                            Age            Position Held and Tenure
    ----                            ---            ------------------------

David J Mapley                      43                President, Director
Peter J Lazaro                      47            CFO, Secretary & Treasurer
Jonathan Morley-Kirk                40                     Director
Graham Johnson                      40                     Director
Andrew Kershaw                      46                     Director
Ron Beveridge                       66                     Director

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

Biographical Information

David J. Mapley: Mr. Mapley is the Chairman of the Shimoda Group., based in the United Kingdom, Cayman and Australia specializing in Emerging European investments. Mr. Mapley also serves as Director of GTI Oil Co. S.A., an oil company based in Romania, and previously served as a Director to Bolnisi Gold NL, a resources company listed on the Australian Stock Exchange and operating a joint-venture mining operation with the Government of the Republic of Georgia.

He holds an MBA degree from the University of Chicago, an M.Sc. and B.Sc.(Econ.) from the London School of Economics, and was a past author of Swaps Chapters in the Euromoney International Finance Yearbook.

Peter J. Lazaro: Mr. Lazaro has held successive senior positions in both large US finance houses, as well as in entrepreneurial ventures in the US and Russia, where he has been doing business since 1993. He is a former Managing Director of Moscow based brokerage and funds management companies and was formerly the Treasurer of a prominent local Russian bank, which was partly supported through an investment from the International Finance Corporation. Mr. Lazaro holds a B.Sc. in finance from California State University and a Master of International Management from The American Graduate School of International Management.

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

Ron Beveridge - Mr. Beveridge was appointed a Director of Shimoda on May 15, 2002. He brings to the Board a solid background and significant experience in the steel sector. After working with Japanese trading companies in the early 1960's, Mr. Beveridge has held successively senior positions in the steel industry, principally at BHP and its affiliate companies. He has been responsible for sales, marketing and trading of steel imports and steel making raw materials through Europe and Asia and is currently serving as a consultant in the Black Sea Economic Region. Mr. Beveridge attended Wellington College, Wellington, New Zealand and Victoria University in Australia. He was recently made a Freeman of The City of London, as a member of the Ancient Order of Fuellers.

Andrew M. Kershaw: Mr. Kershaw is a new director having been elected in accordance with this Information Statement in August 2002. He is General Manager of Independent Investment Partners in Tokyo, an investor relations firm. Andrew was previously a career banker with Standard Chartered, Commonwealth Bank of Australia, ING Barings, and ANZ McCaughan Dyson, primarily based in Japan, where he ran the securities operations specializing in debt and structured finance transactions. Andrew was one of the early investors in Russia, and acted as Director of the First Vladivostok Fund 1994-1996. He was one of the founder members of the Shimoda Group, in Hong Kong in 1993.


Item 10. Executive Compensation

There was no  compensation  paid during the Fiscal year ended  August 31,  2001.
With the exception of Peter J Lazaro, CFO, one of the Company's current officers or directors receives any salary from Company. Mr. Lazaro currently receives a salary of $50,000 per annum. The Company anticipates entering into employment agreements with its officers and directors in the near future. Directors have not received compensation for their services as directors nor have they been reimbursed for expenses incurred in attending board meetings. It is anticipated that Directors will receive compensation and will be reimbursed for expenses incurred in attending board meetings.

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



                      Name and Address
                       of Stockholder                 Number of Shares Owned                 Percentage (1)
         ------------------------------------------------------------------------------------------------------
         David J. Mapley, in Trust (2)                        135,549                           25.0%
         69 Jennet Street, George Town,
         Grand Cayman, BWI
                                                               - 0 -                            - 0 -
         Peter Lazaro
         15 River Road, Suit 230
         Wilton, Connecticut  06877
                                                               - 0 -                            - 0 -
         Graham Johnson
         8 Avenue Reverdil
         Nyon, Switzerland

         Jonathan C.R. Morley-Kirk                             - 0 -                            - 0 -
         Pigneaux Farmhouse, Princes Tower Road,
         St. Saviour, Jersey, Channel Islands

         Andrew M. Kershaw                                     - 0 -                            - 0 -

         Ron Beveridge
         3 Merewood Close                                      - 0 -                            - 0 -
         Bromley,  Kent  BR1 2AN.
         ENGLAND.

         Shimoda Resources Limited (3)
         206 Makarios Avenue                                  261,000                            48.4
         Limassol, Cyprus

         Lombard Odier Invest-Eastern
            Europe Fund                                       111,000                            20.6
         39 Allee Scheffer
         L-250 Luxembourg

         All directors and officers as a
            group (6)                                         135,549                           25.0%

1 111,000 shares were sold by Shimoda pursuant to a private placement under Regulation S of the Securities Act of 1933, as amended, dated October 29, 2001.

2 Assumes the issuance of 5,000,000 shares of the Shimoda's Common Stock pursuant to this offering.

3 Includes 1,421 common shares and 794 common shares owned by Shimoda Capital Advisors Limited and Shimoda Capital (USA) Inc., both of which Mr. Mapley is an officer and director.

4 David J. Mapley, CEO and President of Shimoda, is the founder and manager of Shimoda Resources Limited.

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

In addition, effective March 16, 2001, Mr. David J. Mapley and Mr. John Vornle were appointed to the board of directors of Elplata Corporation.

In August 2001, Mr. David J. Mapley, Director and President of the Company, acquired 4,000,000 shares of Common Stock, to be held in trust, representing 80% of the then outstanding shares of the Company, from Mr. Glenn A. Little.

In August 2001, Shimoda Capital (USA), Inc., the Administrative Services provider to the Company, converted its receivable in the amount of $2,435 to Additional paid-in capital.

In August 2001, Shimoda Capital Advisors Limited converted its receivable in the amount of $1,231 to Additional paid-in capital.

In April 2002, the Company issued 261,000 shares of common stock in a like exchange transaction with Shimoda Resources Limited in exchange for interests in two resource companies, European Nickel plc and Gulf International Minerals Limited (See below).


ITEM 13  EXHIBTS AND REPORTS ON FORM 8-K

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

In April 2002, Shimoda acquired interests in the two resource companies from Shimoda Resources, Ltd. ("SRL"). The purchases were as follows:

(a) Shimoda purchased from SRL 201,740 ordinary 1 Pence shares and warrants to purchase 148,260 ordinary 1 pence shares of European Nickel plc ("EN") at GBP1 per share.

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

Also in April 2002, Shimoda exercised the entitlements to 3,460,166 units of GIM for US$650,000 and exercised 148,260 options in EN for US$218,965.95.

On April 19, 2002, in accordance with a Regulation S offering, the Company sold 111,000 shares of its Common Stock, at $9.00 per share, for an aggregate of $ 999,000. The purchaser is a not a resident of the United States and the offer was made outside of the United States. The Registrant used most of the proceeds from this offering to pay for its shareholdings in both European Nickel plc and Gulf International Minerals, Ltd. (see above)

On September 9, 2002, in accordance with a Regulation S offering, the Company sold 13,044 shares of its Common Stock, at $11.50 per share, for an aggregate of $150,006. The purchaser is a not a resident of the United States and the offer was made outside of the United States. The Registrant used most of the proceeds from this offering to pay for its shareholdings in both European Nickel plc (see above)

Item 14.  Controls and Procedures.

Based on the evaluation of the Company's disclosure controls and procedures by David J Mapley, the Company's Chief Executive Officer, and Peter J. Lazaro, the Company's Chief Financial Officer, as of a date within 90 days of the filing date of this annual report, such officers have concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission's rules and forms.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



SIGNATURES

In accord with Section 13 or 15(d) of the Securities Act of 1993, as amended, the Company caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Shimoda Resources Holdings, Inc.

Dated: December 13, 2002

 By /s/ David J Mapley
 -------------------------------------
 David J Mapley
 President and Chief Executive Officer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report of Shimoda Resources Holdings, Inc. on Form 10-KSB for the year ended August 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of their knowledge:

         1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         2. The information contained in the report fairly presents, in all material respects, the financial condition and results of operation of the Company.



Date: December 13, 2002                             /s/ David J Mapley
                                                   -------------------
                                                   CEO


CERTIFICATION PURSUANT TO
SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002

I, David J Mapley, Chief Executive Officer of Shimoda Resources Holdings, Inc. certify that:

1. I have reviewed this annual report on Form 10-KSB of Shimoda Resources Holdings, Inc. (the "registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14 for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: December 13, 2002                                      /s/ David J Mapley
                                                            --------------------
                                                            CEO

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report of Shimoda Resources Holdings, Inc. on Form 10-KSB for the year ended August 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of their knowledge:

         1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         2. The information contained in the report fairly presents, in all material respects, the financial condition and results of operation of the Company.



Date: December 13, 2002                                  /s/ Peter J Lazaro
                                                        -------------------
                                                        CFO


CERTIFICATION PURSUANT TO
SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002

I, Peter J Lazaro, CFO, Secretary & Treasurer, certify that:

1. I have reviewed this annual report on Form 10-KSB of Shimoda Resources Holdings, Inc. (the "registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14 for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: December 13, 2002                                       /s/ Peter J Lazaro
                                                             -------------------
                                                             CFO

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------







                        SHIMODA RESOURCES HOLDINGS, INC.
                         (FORMERLY ELPLATA CORPORATION)


                              FINANCIAL STATEMENTS

                           YEAR ENDED AUGUST 31, 2001




                                    CONTENTS

                                                                        Page
                                                                        ----


Independent Auditors' Report                                             F-1

Financial Statements:

  Balance Sheets                                                         F-2

  Statements of Operations and Comprehensive Income (Loss)               F-3

  Statements of Stockholders' Equity                                     F-4

  Statements of Cash Flows                                               F-6

Notes to Financial Statements                                        F-7 to F-13

                          INDEPENDENT AUDITORS' REPORT




Board of Directors
Shimoda Resources Holdings, Inc. (formerly
  ElPlata Corporation)
Wilton, Connecticut


We have audited the accompanying balance sheet of Shimoda Resources Holdings, Inc. (formerly ElPlata Corporation) as of August 31, 2002, and the related statements of operations and comprehensive income (loss), stockholders' equity and cash flows for the year ended August 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shimoda Resources Holdings, Inc. formerly El Plata Corporation) as of August 31, 2002, and the results of its operations and its cash flows for the year ended August 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the Financial Statements, the company has incurred net losses from operations and has negative cash flows from operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




CERTIFIED PUBLIC ACCOUNTANTS

Santa Monica, California
October 21, 2002


                        SHIMODA RESOURCES HOLDINGS, INC.
                         (FORMERLY ELPLATA CORPORATION)

                         BALANCE SHEET - AUGUST 31, 2002




                                     ASSETS

Current assets -
<  cash                                                                       $       319

Advances to Celtic Resources Holdings Plc                                         50,000

Investments                                                                    2,926,001
                                                                             -----------

                                                                             $ 2,976,320
                                                                             ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                      $     7,603
  Due to shareholder, repaid September 2002                        5,300
                                                             -----------

          Total current liabilities                                          $    12,903

Deferred tax liability                                                           208,096

Stockholders' equity:
  Common stock, $.001 par value, 100,000,000 shares
    authorized, 541,108 shares issued and outstanding              5,394
  Additional paid-in capital                                   2,505,345
  Accumulated deficit                                           (141,883)
  Accumulated other comprehensive income                         386,465
                                                             -----------

          Total stockholders' equity                                           2,755,321
                                                                             -----------

                                                                             $ 2,976,320
                                                                             ===========




See accompanying independent auditors' report and notes to financial statements.

                        SHIMODA RESOURCES HOLDINGS, INC.
                         (FORMERLY ELPLATA CORPORATION)

            STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)




                                                Year ended         Year ended
                                             August 31, 2002    August 31, 2001
                                             ---------------    ---------------

Revenues                                     $          --      $          --

General and administrative expenses                   76,338             11,086
                                             ---------------    ---------------

Loss from operations                                 (76,338)           (11,086)

Other income -
  interest income                                       --                  115
                                             ---------------    ---------------

Loss before provision for income taxes               (76,338)           (10,971)

Provision for income taxes                              --                 --
                                             ---------------    ---------------

Net loss                                             (76,338)           (10,971)

Other comprehensive income, net of tax:
  Foreign currency translation adjustment              5,748               --
  Unrealized gain on investments                     380,717               --
                                             ---------------    ---------------

Other comprehensive income                           386,465               --
                                             ---------------    ---------------

Comprehensive income (loss)                  $       310,127    $       (10,971)
                                             ===============    ===============

Net loss per share, basic and diluted        $          (.19)   $          (.06)
                                             ===============    ===============

Weighted average number of shares
  outstanding, basic and diluted                     406,298            166,667
                                             ===============    ===============





See accompanying independent auditors' report and notes to financial statements.


                        SHIMODA RESOURCES HOLDINGS, INC.
                         (FORMERLY ELPLATA CORPORATION)

                        STATEMENT OF STOCKHOLDERS' EQUITY


                      YEARS ENDED AUGUST 31, 2002 AND 2001


                                                                                        Accumulated
                                                     Common stock            Additional      other                        Total
                                              --------------------------      paid-in    comprehensive  Accumulated   stockholders'
                                                 Shares         Amount        capital        income       deficit        equity
                                              -----------    -----------    -----------   -----------   -----------    -----------

Balance at August 31, 2000 (restated
  for 30:1 reverse stock split)                   166,893    $     5,000    $    56,145   $      --     $   (54,574)   $     6,571

Capital contributions                                                             4,415                                      4,415

Net loss for the year ended
  August 31, 2001                                                                                           (10,971)       (10,971)
                                              -----------    -----------    -----------   -----------   -----------    -----------

Balance at August 31, 2001                        166,893          5,000         60,560          --         (65,545)            15

Issuance of stock in private placement,
  net of offering costs                           111,000            111        963,335                                    963,446

Issuance of stock for shares of
  Gulf International Minerals                      11,000             11        109,989                                    110,000

Issuance of stock for shares of
  European Nickel plc                             250,000            250      1,352,225                                  1,352,475

Issuance of stock in exchange
  for services                                      2,215             22         19,236                                     19,258


                                   (Continued)












See accompanying independent auditors' report and notes to financial statements.


                        SHIMODA RESOURCES HOLDINGS, INC.
                         (FORMERLY ELPLATA CORPORATION)

                  STATEMENT OF STOCKHOLDERS' EQUITY (CONTINUED)


                      YEARS ENDED AUGUST 31, 2002 AND 2001




                                                                                        Accumulated
                                                     Common stock            Additional      other                        Total
                                              --------------------------      paid-in    comprehensive  Accumulated   stockholders'
                                                 Shares         Amount        capital        income       deficit        equity
                                              -----------    -----------    -----------   -----------   -----------    -----------
Comprehensive income:

  Net loss for the year ended
    August 31, 2001                                                                                         (76,338)       (76,338)

  Other comprehensive income, net of tax

    Foreign currency translation adjustment                                                     5,748                        5,748

    Unrealized gain on investments                                                            380,717                      380,717
                                                                                                                       -----------

          Total comprehensive income                                                                                       310,127
                                              -----------    -----------    -----------   -----------   -----------    -----------

Balance at August 31, 2002                        541,108    $     5,394    $ 2,505,345   $   386,465   $  (141,883)   $ 2,755,321
                                              ===========    ===========    ===========   ===========   ===========    ===========

















See accompanying independent auditors' report and notes to financial statements.


                        SHIMODA RESOURCES HOLDINGS, INC.
                         (FORMERLY ELPLATA CORPORATION)

                            STATEMENTS OF CASH FLOWS


                                                                Year ended         Year ended
                                                             August 31, 2002    August 31, 2001
                                                             ---------------    ---------------

Cash flows provided by (used for) operating activities:
  Net loss                                                   $       (76,338)   $       (10,971)
                                                             ---------------    ---------------

  Adjustments to reconcile net loss to net cash
    provided by (used for) operating activities:
      issuance of stock in exchange for services                      19,258               --

  Changes in assets and liabilities:
    Increase (decrease) in liabilities:
      Accounts payable and accrued expenses                            7,603               (788)
      Due to related party                                             5,300               --
                                                             ---------------    ---------------

          Total adjustments                                           32,161               (788)
                                                             ---------------    ---------------

          Net cash used for operating activities                     (44,177)           (11,759)
                                                             ---------------    ---------------

Net cash used for investing activities:
  Payments to acquire shares in investments                         (868,965)              --
  Note receivable, related party                                     (50,000)              --
                                                             ---------------    ---------------

          Net cash used for investing activities                    (918,965)              --
                                                             ---------------    ---------------

Net cash provided by financing activities:
  Net proceeds from issuance of common stock                         963,446               --
  Capital contributions                                                 --                  749
  Capital contributions - Shimoda Capital (USA), Inc.                   --                2,435
  Capital contributions - Shimoda Capital Advisors Limited              --                1,231
                                                             ---------------    ---------------

          Net cash provided by financing activities                  963,446              4,415
                                                             ---------------    ---------------

Net increase (decrease) in cash                                          304             (7,344)
Cash, beginning of year                                                   15              7,359
                                                             ---------------    ---------------

Cash, end of year                                            $           319    $            15
                                                             ===============    ===============

Supplemental disclosure of cash flow information - no amounts were paid for interest or taxes

Supplemental disclosure of non-cash financing activities:
         In February 2002, the Company issued 1,421 shares to Shimoda Capital Advisors Limited ("SCAL") in payment for expenses in the amount of approximately $14,200 paid on its behalf by SCAL, and issued 794 shares to Shimoda Capital (USA), Inc. ("SCUSA") in payment for expenses in the amount of approximately $7,900 paid on its behalf by SCUSA.

         In April 2002, the Company issued 250,000 shares to Shimoda Resources Limited in exchange for shares in European Nickel plc, and issued 11,000 shares to Shimoda Resources Limited in exchange for shares in Gulf International Minerals.


See accompanying independent auditors' report and notes to financial statements.

                        SHIMODA RESOURCES HOLDINGS, INC.
                         (FORMERLY ELPLATA CORPORATION)

                          NOTES TO FINANCIAL STATEMENTS

                      YEARS ENDED AUGUST 31, 2002 AND 2001


(1)      Organization and Description of Business

         Shimoda Resources Holdings, Inc. (formerly known as ElPlata Corporation) (the "Company") was incorporated under the laws of the State of Nevada on February 23, 1973 and restated its Articles of Incorporation on September 30, 1999. The September 30, 1999 restatement changed the Company's name to ElPlata Corporation and the authorized number of shares from 20,000,000 to 100,000,000 and changed the stated par value per share from $0.05 per share to $0.001 per share. On April 5, 2001, the Articles of Incorporation were amended, changing the name to Shimoda Resources Holdings, Inc.

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

         Basis of Presentation:

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the company has incurred net losses from operations and continues to have negative cash flows from operations, which raise substantial doubt about the Company's ability to continue as a going concern. Accordingly, the Company is dependent upon management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity at this time. It is the intent of management and significant shareholders to provide sufficient working capital necessary to support and preserve the Company as a going concern.

         The financial statements do not include any adjustments, relating to the recoverability and reclassification of recorded asset amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence.


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

                        SHIMODA RESOURCES HOLDINGS, INC.
                         (FORMERLY ELPLATA CORPORATION)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                      YEARS ENDED AUGUST 31, 2002 AND 2001




(2)      Summary of Significant Accounting Policies:

         Fair Value:

         Unless otherwise indicated, the fair values of all reported assets and liabilities, which represent financial instruments, none of which are held for trading purposes, approximate the carrying values of such amounts.

         Foreign Currency:

         Assets recorded in a foreign currency are translated at the exchange rate on the balance sheet date. Translation adjustments resulting from this process are charged or credited to other comprehensive income.

         Cash equivalents:

         For purposes of the statement of cash flows, cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations.

         Marketable Securities:

         The Company accounts for investments under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Investment securities are classified into one of three categories: held-to-maturity, available-for-sale, or trading. Securities are considered held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. These securities are recorded as either short-term investments or long-term marketable securities on the balance sheet depending upon their original contractual maturity dates. Held-to-maturity securities are stated at amortized cost, including adjustments for amortization of premiums and accretion of discounts. Securities are considered trading when bought principally for the purpose of selling in the near term.  Trading  securities are recorded as short-term  investments  and are carried  at  market  value.  Unrealized  holding  gains and  losses  on  trading securities  are included in  operating  income.  Securities  not  classified  as held-to-maturity or as trading are considered available-for-sale. Available-for-sale securities are recorded as either short-term investments or long-term marketable securities and are carried at market value with unrealized gains and losses included in other comprehensive income in stockholders' equity.






See accompanying independent auditors' report.

                        SHIMODA RESOURCES HOLDINGS, INC.
                         (FORMERLY ELPLATA CORPORATION)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                      YEARS ENDED AUGUST 31, 2002 AND 2001




(2)      Summary of Significant Accounting Policies, Continued:

         Income Taxes:

         The Company accounts for taxes under SFAS No. 109, "Accounting for Income Taxes," which adopts the asset and liability approach to measurement of temporary differences between financial reporting and income tax return reporting. One temporary difference is the net operating loss carryforward of approximately $141,000 at August 31, 2002. A deferred asset has been provided and completely offset by a valuation allowance, because its utilization does not appear to be reasonably assured. Federal net operating loss carryforwards start to expire on August 31, 2020. The other temporary difference arose from the unrealized gain on investments. A deferred liability has been provided of approximately $208,000 at August 31, 2002. The Company is liable for and has provided for minimum corporate state taxes.

         Segment:

         Based on the Company's integration and management strategies, the Company operates in a single business segment.

         Net Loss Per Share:

         Net loss per share has been computed using the weighted average number of shares outstanding. As of August 31, 2002 and 2001, the Company had no dilutive common stock equivalents such as stock options and warrants.

         New Accounting Pronouncements:

                  In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations." SFAS No. 141 supersedes Accounting Principles Boards ("APB") No. 16 and requires that any business combinations initiated after June 30, 2001 be accounted for as a purchase; therefore, eliminating the pooling-of-interest method defined in APB No.
                  16. The statement is effective for any business combination initiated after June 30, 2001 and shall apply to all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001 or later. The adoption did not have a material impact to the Company's financial position or results of operations, since the Company has not participated in such activities covered under this pronouncement after the effective date.




See accompanying independent auditors' report.

                        SHIMODA RESOURCES HOLDINGS, INC.
                         (FORMERLY ELPLATA CORPORATION)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                      YEARS ENDED AUGUST 31, 2002 AND 2001




(2)      Summary of Significant Accounting Policies, Continued:

         New Accounting Pronouncements, Continued:

                  In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses the initial recognition, measurement and amortization of intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) and addresses the amortization provisions for excess cost over fair value of net assets acquired or intangibles acquired in a business combination. The statement is effective for fiscal years beginning after December 15, 2001, and is effective July 1, 2001 for any intangibles acquired in a business combination initiated after June 30, 2001. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

                  In October 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations, " which requires companies to record the fair value of a liability for asset retirement obligations in the period in which they are incurred. The statement applies to a Company's legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, and development or through the normal operation of a long-lived asset. When a liability is initially recorded, the company would capitalize the cost, thereby increasing the carrying amount of the related asset. The capitalized asset retirement cost is depreciated over the life of the respective asset while the liability is accreted to its present value. Upon settlement of the liability, the obligation is settled at its recorded amount or the company incurs a gain or loss. The statement is effective for fiscal years beginning after June 30, 2002. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a single accounting model for long-lived assets to be disposed of. New criteria must be met to classify the asset as an asset held-for-sale. This statement also focuses on reporting the effects of a disposal of a segment of a business. This statement is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.






See accompanying independent auditors' report.

                        SHIMODA RESOURCES HOLDINGS, INC.
                         (FORMERLY ELPLATA CORPORATION)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                      YEARS ENDED AUGUST 31, 2002 AND 2001




(2)      Summary of Significant Accounting Policies, Continued:

         New Accounting Pronouncements, Continued:

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements," and SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." This statement amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires
         companies  to  recognize   costs   associated  with  exit  or  disposal
         activities when they are incurred rather than at the date of a commitment to an exit or disposal plan, as previously required under Emerging Issues Task Force ("EITF") Issue 94-3. A fundamental conclusion reached by the FASB in this statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company believes that this SFAS will not have a significant impact on its results of operations or financial position.


(3)      Related Party Transactions:

         The Company has entered into an administrative services agreement with Shimoda Capital (USA), Inc. ("SCUSA"), a related party, whereby SCUSA provides administrative and support services to the Company. The agreement requires monthly payments of $5,000 and expires on September 30, 2003.

         Future minimum payments required under the agreement are $60,000 for the year ended August 31, 2003, and $5,000 for the year ended August 31, 2004.

         Administrative services expense for the years ended August 31, 2002 and 2001 amounted to $20,000 and $0, respectively.







See accompanying independent auditors' report.

                        SHIMODA RESOURCES HOLDINGS, INC.
                         (FORMERLY ELPLATA CORPORATION)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                      YEARS ENDED AUGUST 31, 2002 AND 2001




(4)      Advance to Celtic Resources Holdings Plc:

         The advance to Celtic Resources Holdings Plc ("Celtic") is non-interest bearing, with amounts advanced to Celtic to be held to Shimoda's order pending a proposed investment by Shimoda, on terms to be determined, in a Celtic oil project subsidiary.


(5)      Investment in Equity Securities Available for Sale:

         In April 2002, the Company, in exchange for shares held by Shimoda Resources Ltd, an affiliated entity, (a) issued 250,000 common shares in exchange for (i) 201,650 ordinary (pound)0.01 shares and (ii) warrants to purchase 148,350 ordinary (pound)0.01 shares at (pound)1 per share of European Nickel plc, and (b) paid $650,000 and issued 11,000 common shares in exchange for 3,470,166 units of Gulf International Minerals Ltd. ("Gulf International"), each unit consisting of one common share and one share purchase warrant at CDN$0.04 per unit.

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

         The Gulf International shares were recorded at the cash consideration paid, which exceeded the basis of Shimoda Resources Ltd. Gulf International shares are publicly traded on the TSX (Toronto Stock Exchange's) Venture Exchange in Toronto, Canada (formerly the Canadian Venture Exchange). The Company intends to hold these shares long-term and recorded an unrealized gain in other comprehensive income. Changes in fair value of Gulf International shares are calculated based on Canadian Dollars, and then translated to U.S. Dollars at the balance sheet date. The Company used the exchange rate in effect at the balance sheet date when calculating the currency translation.


(6)      Common Stock Transactions:

         On September 5, 2001, the Company affected a 30 to 1 reverse stock split. The retroactive effect of this split has been reflected for all periods presented.

         In April 2002, the Company issued 111,000 shares of its $.001 par value common stock for $999,000 in cash in a private placement.




See accompanying independent auditors' report.

                        SHIMODA RESOURCES HOLDINGS, INC.
                         (FORMERLY ELPLATA CORPORATION)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                      YEARS ENDED AUGUST 31, 2002 AND 2001




(7)      Other Comprehensive Income:

                                                Before-tax     Tax    Net-of-tax
                                                  amount     expense    amount
                                                 --------   --------   --------

        Foreign currency translation adjustment  $  8,843   $  3,095   $  5,748
        Unrealized gain on investments            585,718    205,001    380,717
                                                 --------   --------   --------

        Other comprehensive income               $594,561   $208,096   $386,465
                                                 ========   ========   ========




See accompanying independent auditors' report.