Form 10QSB
period 2002-11-30
SHIMODA RESOURCES HOLDINGS INC
filed 2003-01-24
CIK 1116196

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------

(Mark one)

  X      QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
------   ACT OF 1934

                  For the quarterly period ended November 30, 2002

         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
------   ACT OF 1934

                  For the transition period from ______________ to _____________

--------------------------------------------------------------------------------

                        Commission File Number: 000-30779
                                                ---------

                        Shimoda Resources Holdings, Inc.
        (Exact name of small business issuer as specified in its charter)

         Nevada                                                75-2843787
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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of November 30, 2002 there were 554,152 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):  YES    NO X
                                                               ---   ---

                        Shimoda Resources Holdings, Inc.

               Form 10-QSB for the Quarter ended November 30, 2002

                                Table of Contents


                                                                            Page
                                                                            ----
Part I - Financial Information

  Item 1 Financial Statements                                                 3

  Item 2 Management's Discussion and Analysis                                 8

  Item 3 Controls and Procedures                                             10


Part II - Other Information

  Item 1 Legal Proceedings                                                   10

  Item 2 Changes in Securities                                               10

  Item 3 Defaults Upon Senior Securities                                     10

  Item 4 Submission of Matters to a Vote of Security Holders                 10

  Item 5 Other Information                                                   10

  Item 6 Exhibits and Reports on Form 8-K                                    11


Signatures                                                                   11

Item 1 - Part 1 - Financial Statements


                        SHIMODA RESOURCES HOLDINGS, INC.
                         (FORMERLY ELPLATA CORPORATION)

                        BALANCE SHEET - NOVEMBER 30, 2002




                                     ASSETS

Current assets -
  cash                                                              $        78

Advances to Celtic Resources Holdings Plc                                50,000

Investments                                                           2,770,223
                                                                    -----------

                                                                    $ 2,820,301
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities -
  accrued expenses                                                  $     1,041

Deferred tax liability                                                  118,574

Stockholders' equity:
  Common stock, $.001 par value, 100,000,000 shares
    authorized, 554,152 shares issued and outstanding       5,407
  Additional paid-in capital                            2,655,338
  Accumulated deficit                                    (180,268)
  Accumulated other comprehensive income                  220,209
                                                      -----------

          Total stockholders' equity                                  2,700,686
                                                                    -----------

                                                                    $ 2,820,301
                                                                    ===========

                        SHIMODA RESOURCES HOLDINGS, INC.
                         (FORMERLY ELPLATA CORPORATION)

            STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)




                                                Three months       Three months
                                                   ended              ended
                                                 November 30,      November 30,
                                                     2002              2001
                                                 ------------      ------------

Revenues                                         $       --        $       --

General and administrative expenses                    38,385            10,897
                                                 ------------      ------------

Loss from operations                                  (38,385)          (10,897)

Other expense -
  interest expense                                       --                 (43)
                                                 ------------      ------------

Loss before provision for income taxes                (38,385)          (10,940)

Provision for income taxes                               --                --
                                                 ------------      ------------

Net loss                                              (38,385)          (10,940)

Other comprehensive loss, net of tax benefit:
  Foreign currency translation adjustment              (3,936)             --
  Unrealized loss on investments                     (162,320)             --
                                                 ------------      ------------

Other comprehensive loss                             (166,256)             --
                                                 ------------      ------------

Comprehensive loss                               $   (204,641)     $    (10,940)
                                                 ============      ============

Net loss per share, basic and diluted            $       (.07)     $       (.07)
                                                 ============      ============

Weighted average number of shares
  outstanding, basic and diluted                      552,862           166,893
                                                 ============      ============



                        SHIMODA RESOURCES HOLDINGS, INC.
                         (FORMERLY ELPLATA CORPORATION)

                        STATEMENT OF STOCKHOLDERS' EQUITY



                                                                                          Accumulated
                                                     Common stock            Additional      other                        Total
                                              --------------------------      paid-in    comprehensive  Accumulated   stockholders'
                                                 Shares         Amount        capital       income        deficit        equity
                                              -----------    -----------    -----------   -----------   -----------    -----------
Balance at August 31, 2001                        166,893          5,000         60,560          --         (65,545)            15

Issuance of stock in private placement,
  net of offering costs                           111,000            111        963,335                                    963,446

Issuance of stock for shares of
  Gulf International Minerals                      11,000             11        109,989                                    110,000

Issuance of stock for shares of
  European Nickel plc                             250,000            250      1,352,225                                  1,352,475

Issuance of stock in exchange
  for services                                      2,215             22         19,236                                     19,258

Comprehensive income:

  Net loss for the year ended
    August 31, 2002                                                                                         (76,338)       (76,338)

  Other comprehensive income, net of tax

    Foreign currency translation adjustment                                                     5,748                        5,748



                                  (Continued)













See accompanying independent auditors' report and notes to financial statements.



                        SHIMODA RESOURCES HOLDINGS, INC.
                         (FORMERLY ELPLATA CORPORATION)

                  STATEMENT OF STOCKHOLDERS' EQUITY (CONTINUED)


                                                                                          Accumulated
                                                     Common stock            Additional      other                        Total
                                              --------------------------      paid-in    comprehensive  Accumulated   stockholders'
                                                 Shares         Amount        capital       income        deficit        equity
                                              -----------    -----------    -----------   -----------   -----------    -----------


    Unrealized gain on investments                                                            380,717                      380,717
                                                                                                                       -----------

          Total comprehensive income                                                                                       310,127
                                              -----------    -----------    -----------   -----------   -----------    -----------

Balance at August 31, 2002                        541,108          5,394      2,505,345       386,465      (141,883)     2,755,321

Issuance of stock for cash (unaudited)             13,044             13        149,993                                    150,006

Comprehensive income:

  Net loss for the three months ended
    November 30, 2002 (unaudited)                                                                           (38,385)       (38,385)

  Other comprehensive loss, net of
    tax benefit

    Foreign currency translation
      adjustment (unaudited)                                                                   (3,936)                      (3,936)

    Unrealized loss on investments
      (unaudited)                                                                            (162,320)                    (162,320)
                                                                                                                       -----------

          Total comprehensive income                                                                                      (204,641)
                                              -----------    -----------    -----------   -----------   -----------    -----------

Balance at November 30, 2002                      554,152    $     5,407    $ 2,655,338   $   220,209   $  (180,268)   $ 2,700,686
                                              ===========    ===========    ===========   ===========   ===========    ===========




















See accompanying independent auditors' report and notes to financial statements.


                        SHIMODA RESOURCES HOLDINGS, INC.
                         (FORMERLY ELPLATA CORPORATION)

                            STATEMENTS OF CASH FLOWS


                                                             Three months    Three months
                                                                ended           ended
                                                             November 30,    November 30,
                                                                 2002            2001
                                                             ------------    ------------
Cash flows provided by (used for) operating activities:
  Net loss                                                   $    (38,385)   $    (10,939)
                                                             ------------    ------------

  Adjustments to reconcile net loss to net cash provided by (used for) operating activities:

  Changes in assets and liabilities:
    Increase (decrease) in liabilities:
      Accounts payable and accrued expenses                        (6,562)           (259)
      Due to related party                                         (5,300)           --
                                                             ------------    ------------

          Total adjustments                                       (11,862)           (259)
                                                             ------------    ------------

          Net cash used for operating activities                  (50,247)        (11,198)
                                                             ------------    ------------

Net cash used for investing activities -
  payments to acquire shares in investments                      (100,000)           --
                                                             ------------    ------------

Net cash provided by financing activities:
  Proceeds from issuance of common stock                          150,006            --
  Capital contributions - Shimoda Capital (USA), Inc.                --             3,505
  Capital contributions - Shimoda Capital Advisors Limited           --             7,976
                                                             ------------    ------------

          Net cash provided by financing activities               150,006          11,481
                                                             ------------    ------------

Net increase (decrease) in cash                                      (241)            283
Cash, beginning of period                                             319              18
                                                             ------------    ------------

Cash, end of period                                          $         78    $        301
                                                             ============    ============

Supplemental disclosure of cash flow information - no amounts were paid for interest or taxes





See accompanying independent auditors' report and notes to financial statements.

                        SHIMODA RESOURCES HOLDINGS, INC.
                         (FORMERLY ELPLATA CORPORATION)

                          NOTES TO FINANCIAL STATEMENTS

                      THREE MONTHS ENDED NOVEMBER 30, 2002



(1)      Summary of Significant Accounting Policies:

         Interim Financial Statements:

         The accompanying financial statements include all adjustments (consisting of only normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for a full year. The financial statements should be read in conjunction with the financial statements included in the annual report of Shimoda Resources Holdings, Inc. (the "Company") on form 10-KSB for the year ended August 31, 2002.


(2)      Investment in Equity Securities Available for Sale:

         In September 2002, the Company purchased 319,963 ordinary (pound)0.01 shares of European Nickel plc for $100,000 in CASH.


(3)      Common Stock Transactions:

         In September 2002, the Company issued 13,044 shares of its $.001 par value common stock for $150,006 in cash.


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

(2)      Critical Accounting Policies

Shimoda's financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are affected by management's application of accounting policies. Refer to Note 2 of the Company's annual financial statements on form 10-KSB for the fiscal year ended August 31, 2002 for a complete discussion of the company's critical accounting policies.

Shimoda's critical accounting policies include valuation of marketable securities, which are based on published quotes from the TSX Venture Exchange, or in the case of securities where there is no publicly traded exchange, management's estimates of fair values and impairment losses, if any.

(3)      Plan  of  Operation,  Results  of  Operations,  Liquidity  and  Capital
         Resources

Shimoda's management intends to actively seek additional financing and to pursue the acquisition of resource licenses and resource companies that are based in Emerging Europe. (See 10-KSB For Fiscal Year 2000-2001 for further details)

         Shimoda has identified a number of additional resource licenses and resource companies that it is interested in acquiring. Shimoda expects to use like exchange transactions and the proceeds of future share offerings, following its proposed operating methodology and business principles to make those acquisitions.

         Our  policy,  under  normal  market   circumstances,   is  to  allocate
substantially part or all of our assets in Emerging Europe resource licenses and resource companies

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

Gulf International Minerals - In April 2002, we acquired 450,000 shares and 450,000 warrants (18 months / C$D0.60 strike price) of shares of common stock of Gulf International Minerals ("GIM"), a Vancouver, British Colombia, Canada listed public company, in exchange for shares of our Common Stock

Prior to the current fiscal year, the Company had engaged in no significant operations other than organizational activities, fund raising and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended, since August 31, 1989.

For the three months ended November 30, 2002 and 2001, respectively, the Company incurred net operating losses as a result of expenses principally associated with registration and compliance with reporting obligations under The Securities Exchange Act of 1934, and other administrative expenses associated with the maintenance of the Company's issued and outstanding stock records and the preparation of certain documents to support the Corporation and documents that were required to attract new investors pursuant to Regulation S of the Securities Act of 1933, as amended. Those efforts have resulted in attracting a new investor to the company, issuance of new unregistered stock and the acquisition of certain mining assets, described above. The Company anticipates that it will begin to generate revenues during the current fiscal year. However, the Company may continue to operate at a loss, depending on the success of its current fundraising and of its ongoing investments in resource licenses and resource companies in Eastern Europe.

Regardless of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.

Part I - Item 3

Controls and Procedures

As required by SEC rules, we have evaluated the effectiveness of the design and operations of our disclosure controls and procedures within 90 days of the filing of this quarterly report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer. Based on this evaluation, the officer has concluded that the design and operation of our disclosure controls and procedures are effective. There were no significant changes to our internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation

Part II - Other Information

Item 1 - Legal Proceedings

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

Item 2 - Changes in Securities

None.

Item 3 - Defaults on Senior Securities

None.

Item 4 - Submission of Matters to a Vote of Security Holders

None

Item 5 - Other Information

The Company, in December, has re-commenced an offering of up to 12,000,000 shares of Common Stock pursuant to the private placement exemption available in Regulation S promulgated under the Securities Act of 1933, as amended. A total of 124,044 Regulation S shares had been sold previously during the prior fiscal year and in September 2002.

On June 21, 2002 the Company filed a Registration Statement with the SEC to sell 5,000,000 new shares of its common stock, plus 374,215 shares of common stock from selling shareholders, pursuant to Regulation SB of the Securities Act of 1933. The SEC has requested clarification of certain issues and we continue to remain in contact with the SEC with regard to completing the filing.


Item 6 - Exhibits and Reports on Form 8-K

Exhibits - None
Reports on Form 8-K - None

--------------------------------------------------------------------------------

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                Shimoda Resources Holdings, Inc.



January 21st, 2003                                            /s/ David J Mapley
                                              ----------------------------------
                                                                  David J Mapley
                                              President, Chief Executive Officer
                                                                      & Director








                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



         In connection with the Quarterly report of SHIMODA RESOURCES HOLDINGS, INC. on Form 10-QSB for the period ended November 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of their knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the report fairly presents, in all material respects, the financial condition and results of operation of the Company.



January 21st, 2003                                            /s/ David J Mapley
                                              ----------------------------------
                                                                  David J Mapley
                                              President, Chief Executive Officer
                                                                      & Director



                            CERTIFICATION PURSUANT TO
                                   SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

I, David J Mapley, President and Chief Executive Officer of Shimoda Resources Holdings, Inc., certify that:

1. I have reviewed this Quarterly Report on Form 10-QSB of Shimoda Resources Holdings, Inc. (the "Registrant");

2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3. Based on my knowledge, the financial statements, and other financial information included in the Quarterly Report, fairly present in all material respects the financial condition, results of operations, and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14 for the Registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

c) presented in this Quarterly Report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5.       I  have  disclosed,   based  on  my  most  recent  evaluation,  to  the
         Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. I have indicated in this Quarterly Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



January 21st, 2003                                            /s/ David J Mapley
                                              ----------------------------------
                                                                  David J Mapley
                                              President, Chief Executive Officer
                                                                      & Director


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



         In connection with the Quarterly report of SHIMODA RESOURCES HOLDINGS, INC. on Form 10-QSB for the period ended November 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of their knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the report fairly presents, in all material respects, the financial condition and results of operation of the Company.



January 21st, 2003                                            /s/ Peter J Lazaro
                                                   -----------------------------
                                                                  Peter J Lazaro
                                                                             CFO

                            CERTIFICATION PURSUANT TO
                                   SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

I, Peter J Lazaro, Chief Financial Officer of Shimoda Resources Holdings, Inc., certify that:

7. I have reviewed this Quarterly Report on Form 10-QSB of Shimoda Resources Holdings, Inc. (the "Registrant");

8. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

9. Based on my knowledge, the financial statements, and other financial information included in the Quarterly Report, fairly present in all material respects the financial condition, results of operations, and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

10. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14 for the Registrant and have:

d) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

e) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

f) presented in this Quarterly Report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

11.      I  have  disclosed,   based  on  my  most  recent  evaluation,  to  the
         Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent functions):

c) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

d) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

12. I have indicated in this Quarterly Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




January 21st, 2003                                            /s/ Peter J Lazaro
                                                     ---------------------------
                                                                  Peter J Lazaro
                                                                             CFO