Form 10KSB/A
period 2002-08-31
SHIMODA RESOURCES HOLDINGS INC
filed 2003-01-30
CIK 1116196

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                 Form 10 - KSB/A

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

                                TABLE OF CONTENTS

                                                                            Page


PART I........................................................................3

Item 1. Description of Business...............................................3
Item 2. Description of Property...............................................3
Item 3. Legal Proceedings.....................................................4
Item 4. Submission of Matters to a Vote of Security Holders...................4


PART II.......................................................................4

Item 5. Market for Company's Common Stock and Related Stockholder Matters.....4
Item 6. Management's Discussion and Analysis or Plan of Operation.............4
Item 7. Index to Financial Statements.........................................6
Item 8. Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosures...............................6


PART III......................................................................6

Item 9. Officers and Directors................................................6
Item 10. Executive Compensation...............................................7
Item 11.  Security Ownership of Certain Beneficial Owners and Management......8
Item 12. Certain Relationships and Related Transactions.......................9
Item 13.  Exhibits and Reports 0n Form 8-K....................................9
Item 14.  Controls and Procedures............................................10


SIGNATURES...................................................................10


CERTIFICATION................................................................11


FINANCIAL STATEMENTS.........................................................15




                  Caution Regarding Forward-Looking Information

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

On August 15, 2001, Mr. David J. Mapley, Director and President of the Company, acquired 4,000,000 shares of Common Stock, to be held in trust, representing 80% of the then outstanding shares of the Company, from Mr. Glenn A. Little, pursuant to an exemption from registration pursuant to Section (4)(2) of The Securities Act of 1933, as amended.

On May 17, 2002 the company issued 111,000 shares of Common Stock pursuant to the private placement exemption available in Regulation S promulgated under the Securities Act of 1933, as amended.

On April 13, 2002, the Company issued a further 261,000 shares of Common Stock in a like exchange to acquire certain mining assets (see Item 13, below) pursuant to the private placement exemption available in Regulation S promulgated under the Securities Act of 1933, as amended.

On September 9, 2002, in accordance with a Regulation S offering, the Company sold 13,044 shares of its Common Stock, at $11.50 per share, for an aggregate of $150,006. The purchaser is a not a resident of the United States and the offer was made outside of the United States. The Registrant used most of the proceeds from this offering to pay for its shareholdings in both European Nickel plc (see
Item 13 below)


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

PART III

Item 9. Officers and Directors

The directors and executive officers serving the Company are as follows:

            Name                 Age            Position Held and Tenure
            ----                 ---            ------------------------

David J Mapley                   43            CEO, President, & Director
Peter J Lazaro                   47            CFO, Secretary & Treasurer
Ron Beveridge                    66                     Director
Graham Johnson                   42                     Director
Andrew Kershaw                   47                     Director
Jonathan Morley-Kirk             41                     Director

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

Jonathan C.R. Morley-Kirk : Mr. Morley-Kirk is holds a number of non executive directorships which include Rockwell Diversified Fund, a $275 million in fund invested in the ex-soviet bloc, and Obelisk International Trust Company (Guernsey) Ltd., which provides trust and corporate administration services; and Financial Trading and Consultancy Ltd. (an institutional brokerage company with branches in London, New York, and Zurich) of which he is Chairman. Prior to moving to Jersey in 1995 Mr. Morley-Kirk was a director of SG Warburg Securities Ltd. in London where he was in charge of emerging markets bond trading. Previously Mr. Morley-Kirk was a director of the Midland Bank Plc Developing Countries Division which managed the Group's exposure of GBP13 billion to emerging countries. Mr. Morley-Kirk is also a Chartered Accountant in the United Kingdom.

Item 10. Executive Compensation

There was no compensation paid during the Fiscal year ended August 31, 2002, with the exception of Mr. Peter J Lazaro, CFO,who currently receives a salary of $25,000 per annum. None of the Company's other current officers or directors receives any salary from Company. The Company anticipates entering into employment agreements with its officers and directors in the near future. Directors have not received compensation for their services as directors nor have they been reimbursed for expenses incurred in attending board meetings. It is anticipated that Directors will receive compensation and will be reimbursed for expenses incurred in attending board meetings.

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



    Name and Address
     of Stockholder                    Number of Shares Owned      Percentage(1)
--------------------------------------------------------------------------------
David J. Mapley, in Trust(2)                  135,549                  25.0%

69 Jennet Street, George Town,
Grand Cayman, BWI

Peter Lazaro                                   - 0 -                   - 0 -
15 River Road, Suit 230
Wilton, Connecticut  06877

Ron Beveridge                                  - 0 -                   - 0 -
3 Merewood Close
Bromley,  Kent  BR1 2AN.
ENGLAND.

Graham Johnson                                 - 0 -                   - 0 -
8 Avenue Reverdil
Nyon, Switzerland

Andrew M. Kershaw                              - 0 -                   - 0 -
Shiroyama JT Trust Tower 16F, 4-3-1
Toranomon, Minato-ku, Tokyo 105-6016,
Japan


Jonathan C.R. Morley-Kirk                      - 0 -                   - 0 -
Pigneaux Farmhouse, Princes Tower Road,
St. Saviour, Jersey, Channel Islands

Shimoda Resources Limited. (3)
206 Makarios Avenue                           261,000                   48.4
Limassol, Cyprus

Lombard Odier Invest-Eastern
   Europe Fund                                111,000                   20.6
39 Allee Scheffer
L-250 Luxembourg

All directors and officers as a
   group (6)                                  135,549                  25.0%

(1) 111,000 shares were sold by Shimoda pursuant to a private placement under Regulation S of the Securities Act of 1933, as amended, dated October 29, 2001.

(2) Assumes the issuance of 5,000,000 shares of the Shimoda's Common Stock pursuant to this offering.

(3) Includes 1,421 common shares and 794 common shares owned by Shimoda Capital Advisors Limited and Shimoda Capital (USA) Inc., both of which Mr. Mapley is an officer and director.

(4) David J. Mapley, CEO and President of Shimoda, is the founder and manager of Shimoda Resources Limited.


Item 12. Certain Relationships and Related Transactions

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


Item 13.  Exhibits and Reports 0n Form 8-K

On December 1, 2001, the Company filed a Form 8-K in which it disclosed that, effective October 31, 2001, the Company dismissed its Auditor, S.W. Hattfield, CPA and has appointed Stonefield Josephson, Inc. as its new Auditor pursuant to a vote and resolution by the Board of Directors and subsequent ratification by a majority of the Company's shareholders.

On February 15, 2002, the Company filed a Form 10-QSB/A, in which it disclosed that on October 1, 2001, the Company signed an Administrative Services Agreement (the "Agreement") with Shimoda Capital (USA), Inc. ("Shimoda Capital"), of Wilton, Connecticut. Under the Agreement, Shimoda Capital will provide general administrative services, including mail, telephone, legal and accounting liaison, and mailing and fax addresses and numbers. Compensation will consist of a flat monthly fee of US$5,000, plus reimbursement for all out of pocket expenses.

On February 15, 2002, the Company filed a Form 10-QSB/A, in which it disclosed that on October 29, 2001, the Company commenced an offering of up to 12,000,000 shares of Common Stock pursuant to the private placement exemption available in Regulation S promulgated under the Securities Act of 1933, as amended.

On April 11, 2002, the Company filed a Form 10-QSB, in which it disclosed that on February 15, 2001, the Company signed a Letter Agreement with Shimoda Capital Advisors Limited ("SCAL"), of George Town, Grand Cayman, Cayman Islands, appointing SCAL as Consultant to the Company in identifying, investing in, monitoring and divesting in resource licenses and resource companies in Eastern Europe.

On May 8, 2002, the Company filed a Form 10-QSB, in which it disclosed that on April 13, 2002, Shimoda acquired interests in the two resource companies from Shimoda Resources, Ltd. ("SRL") as follows:

(a) Shimoda purchased from SRL 201,740 ordinary 1 Pence shares and warrants to purchase 148,260 ordinary 1 pence shares of European Nickel plc ("EN") at GBP1 per share.

(b) Shimoda purchased from SRL 450,000 shares and 450,000 warrants (18 months/exercise price CD 0.60 per share) of Gulf International Minerals, Ltd. ("GIM") Common Stock

(c) Shimoda also purchased from SRL entitlements to 3,460,166 units of GIM (@CD 0.30). Each unit consists of one share of GIM and one warrant (24 month / exercise price CD 0.40 per share) of GIM

In exchange for a), b) and c) above, Shimoda issued 261,000 shares of Common Stock to SRL.

Shimoda also exercised the entitlements to 3,460,166 units of GIM for US$650,000 and exercised 148,260 options in EN for US$218,965.95.

On May 8, 2002, the Company filed a Form 10-QSB, in which it disclosed that on April 19, 2002, in accordance with a Regulation S offering, the Company sold 111,000 shares of its Common Stock, at $9.00 per share, for an aggregate of $ 999,000. The purchaser is a not a resident of the United States and the offer was made outside of the United States. The Registrant used most of the proceeds from this offering to pay for its shareholdings in both European Nickel plc and Gulf International Minerals, Ltd. (see above)

On August 20, 2002, the Company filed a Form 14-C, in which it disclosed that the Company's board of directors and the holder of a majority of the voting power entitled to vote approved the election to the Board of Directors of Shimoda of five (5) directors: David J Mapley, Graham Johnson, Jonathan Morley-Kirk, Andrew Kershaw and Ron Beveridge.

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

Shimoda Resources Holdings, Inc.

Dated: January 24, 2003

By: /s/  David J Mapley
----------------------------------------
David J Mapley
President, Chief Executive Officer & Director


By: /s/  Ron Beveridge
----------------------------------------
Ron Beveridge
Director

By: /s/  Graham Johnson
----------------------------------------
Graham Johnson
Director

By: /s/  Andrew Kershaw
----------------------------------------
Andrew Kershaw
Director

By: /s/  Jonthan Morley-Kirk
----------------------------------------
Jonathan Morley-Kirk
Director

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



Date: December 13, 2002                                       /s/ David J Mapley
                                                              ------------------
                                                              CEO


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



Date: December 13, 2002                                       /s/ David J Mapley
                                                              ------------------
                                                              CEO

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



Date: December 13, 2002                                       /s/ Peter J Lazaro
                                                              ------------------
                                                              CFO


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



Date: December 13, 2002                                       /s/ Peter J Lazaro
                                                              ------------------
                                                              CFO

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------




                        SHIMODA RESOURCES HOLDINGS, INC.
                         (FORMERLY ELPLATA CORPORATION)


                              FINANCIAL STATEMENTS

                           YEAR ENDED AUGUST 31, 2002




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

Current assets -
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


                        SHIMODA RESOURCES HOLDINGS, INC.
                         (FORMERLY ELPLATA CORPORATION)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                      YEARS ENDED AUGUST 31, 2002 AND 2001




(7)  Other Comprehensive Income:

                                               Before-tax       Tax      Net-of-tax
                                                 amount       expense      amount
                                               ----------   ----------   ----------

     Foreign currency translation adjustment   $    8,843   $    3,095   $    5,748
     Unrealized gain on investments               585,718      205,001      380,717
                                               ----------   ----------   ----------
     Other comprehensive income                $  594,561   $  208,096   $  386,465
                                               ==========   ==========   ==========




See accompanying independent auditors' report.