Form 10QSB
period 2003-02-28
SHIMODA RESOURCES HOLDINGS INC
filed 2003-04-21
CIK 1116196

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB



(Mark one)

  X      QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
------   ACT OF 1934

                  For the quarterly period ended February 28, 2003

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of February 28, 2003 there were 2,293,282 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):  YES    NO X
                                                               ---   ---

                        Shimoda Resources Holdings, Inc.

               Form 10-QSB for the Quarter ended February 28, 2003

                                Table of Contents


                                                                            Page
                                                                            ----
Part I - Financial Information

  Item 1 Financial Statements                                                 3

  Item 2 Management's Discussion and Analysis                                 9

  Item 3 Controls and Procedures                                             12


Part II - Other Information

  Item 1 Legal Proceedings                                                   12

  Item 2 Changes in Securities                                               12

  Item 3 Defaults Upon Senior Securities                                     12

  Item 4 Submission of Matters to a Vote of Security Holders                 12

  Item 5 Other Information                                                   12

  Item 6 Exhibits and Reports on Form 8-K                                    12


Signatures 13


Sabarnes-Oxley Certifications                                                13


Item 1 - Part 1 - Financial Statements

                        SHIMODA RESOURCES HOLDINGS, INC.
                         (FORMERLY ELPLATA CORPORATION)

                        BALANCE SHEET - FEBRUARY 28, 2003




                                     ASSETS
Current assets:
  Cash                                                       $        31
  Convertible note receivable                                     50,000
                                                             -----------

          Total current assets                                             $    50,031

Advances to Celtic Resources Holdings Plc                                       50,000

Investments (see Schedule A)                                                 9,353,390
                                                                           -----------

                                                                           $ 9,453,421
                                                                           ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities -
  due to Shimoda Capital Advisors Limited                                  $    55,000

Deferred tax liability                                                         147,878

Stockholders' equity:
  Common stock, $.001 par value, 100,000,000 shares
    authorized, 2,293,282 shares issued and outstanding            7,146
  Additional paid-in capital                                   9,153,039
  Accumulated deficit                                           (184,274)
  Accumulated other comprehensive income                         274,632
                                                             -----------

          Total stockholders' equity                                         9,250,543
                                                                           -----------

                                                                           $ 9,453,421
                                                                           ===========

                        SHIMODA RESOURCES HOLDINGS, INC.
                         (FORMERLY ELPLATA CORPORATION)

            STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)




                                                   Three months    Three months
                                                       ended           ended
                                                   February 28,    February 28,
                                                       2003            2002
                                                   ------------    ------------

Revenues                                           $       --      $       --

General and administrative expenses                       4,009             682
                                                   ------------    ------------

Loss from operations                                     (4,009)           (682)

Other expense -
  interest expense                                         --                 8
                                                   ------------    ------------

Loss before provision for income taxes                   (4,009)           (690)

Provision for income taxes                                 --              --
                                                   ------------    ------------

Net loss                                                 (4,009)           (690)

Other comprehensive income, net of tax benefit:
  Foreign currency translation adjustment                38,191            --
  Unrealized gain on investments                         16,232            --
                                                   ------------    ------------

Other comprehensive income                               54,423            --
                                                   ------------    ------------

Comprehensive income (loss)                        $     50,414    $       (690)
                                                   ============    ============

Net loss per share, basic and diluted              $       --      $       --
                                                   ============    ============

Weighted average number of shares
  outstanding, basic and diluted                      1,230,480         169,010
                                                   ============    ============


                        SHIMODA RESOURCES HOLDINGS, INC.
                         (FORMERLY ELPLATA CORPORATION)

            STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)




                                                          Six months      Six months
                                                             ended           ended
                                                         February 28,    February 28,
                                                             2003            2002
                                                         ------------    ------------
Revenues                                                 $       --      $       --

General and administrative expenses                            42,391           1,603
                                                         ------------    ------------

Loss from operations                                          (42,391)         (1,603)

Other expense -
  interest expense                                               --                50
                                                         ------------    ------------

Loss before provision for income taxes                        (42,391)         (1,653)

Provision for income taxes                                       --              --
                                                         ------------    ------------

Net loss                                                      (42,391)         (1,653)

Other comprehensive income (loss), net of tax benefit:
  Foreign currency translation adjustment                      34,255            --
  Unrealized loss on investments                             (146,088)           --
                                                         ------------    ------------

Other comprehensive loss                                     (111,833)           --
                                                         ------------    ------------

Comprehensive loss                                       $   (154,224)   $     (1,653)
                                                         ============    ============

Net loss per share, basic and diluted                    $      (0.05)   $       (.01)
                                                         ============    ============

Weighted average number of shares
  outstanding, basic and diluted                              889,799         169,010
                                                         ============    ============


                        SHIMODA RESOURCES HOLDINGS, INC.
                         (FORMERLY ELPLATA CORPORATION)

                            STATEMENTS OF CASH FLOWS


                                                              Six months      Six months
                                                                 ended           ended
                                                             February 28,    February 28,
                                                                 2003            2002
                                                             ------------    ------------
Cash flows provided by (used for) operating activities:
  Net loss                                                   $    (42,391)   $     (1,653)
                                                             ------------    ------------

  Adjustments to reconcile net loss to net cash provided by (used for) operating activities:

  Changes in assets and liabilities:
    Increase (decrease) in liabilities:
      Advance to ASI                                                 --               (25)
      Accounts payable and accrued expenses                        (7,603)            803
      Due to related party                                         (5,300)           --
                                                             ------------    ------------

          Total adjustments                                       (12,903)            778
                                                             ------------    ------------

          Net cash used for operating activities                  (55,294)           (875)
                                                             ------------    ------------

Net cash used for investing activities:
  Deferred registration costs                                        --           (16,349)
  Payments to acquire shares in investments                      (150,000)           --
                                                             ------------    ------------

          Net cash used for investing activities                 (150,000)        (16,349)
                                                             ------------    ------------
Net cash provided by financing activities:
  Proceeds from issuance of common stock                          150,006          17,738
  Capital contributions - Shimoda Capital Advisors Limited         55,000            --
                                                             ------------    ------------

          Net cash provided by financing activities               205,006          17,738
                                                             ------------    ------------

Net increase (decrease) in cash                                      (288)            514
Cash, beginning of period                                             319              18
                                                             ------------    ------------

Cash, end of period                                          $         31    $        532
                                                             ============    ============

Supplemental disclosure of cash flow information -
No amounts were paid for interest or taxes

Supplemental disclosure of non-cash investing activity -
     Issuance of common stock in exchange for investments
       from a related party                                  $  6,499,440    $       --
                                                             ============    ============

                        SHIMODA RESOURCES HOLDINGS, INC.
                         (FORMERLY ELPLATA CORPORATION)

                          NOTES TO FINANCIAL STATEMENTS

                       SIX MONTHS ENDED FEBRUARY 28, 2002



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

                        SHIMODA RESOURCES HOLDINGS, INC.
                         (FORMERLY ELPLATA CORPORATION)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                       SIX MONTHS ENDED FEBRUARY 28, 2002


(1)      Summary of Significant Accounting Policies, Continued:

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

         Comprehensive Income (Loss):

         SFAS No. 130, "Reporting Comprehensive Income," established new rules for the reporting and display of comprehensive income and its components. SFAS No. 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments to be reported as a separate component (comprehensive income/loss) of stockholders' equity.

(2)      Convertible Note Receivable:

         In January 2003, the Company obtained a Convertible Note (the "Note") from European Nickel Plc ("EN") for $50,000 cash. The Note does not bear interest, and calls for EN to repay the note upon receipt by EN of (pound)1,000,000 from the Company relating to a subscription by the Company for 1,666,666 ordinary (pound)0.01 shares of EN. If the Company does not subscribe to the shares by March 17, 2003, the Note will be converted into 51,875 ordinary (pound)0.01 shares of EN.

   Subsequent Event

         In March 2003, the Company converted the Note into 51,875 ordinary (pound)0.01 shares of EN.

(3)      Due to Shimoda Capital Advisors Limited:

         In January 2003, the Company obtained an interest-free loan from Shimoda Capital Advisors Limited, a company affiliated through common ownership. The loan is due in May 2003.

                        SHIMODA RESOURCES HOLDINGS, INC.
                         (FORMERLY ELPLATA CORPORATION)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                       SIX MONTHS ENDED FEBRUARY 28, 2002



(4)      Common Stock Transactions:

         In January 2003, the Company issued 1,739,130 shares of its $.001 par value common stock for certain assets of Shimoda Resources Limited ("SRL"), a company affiliated through common ownership. In accordance with Staff Accounting Bulletin No. 48 of the United States Securities and Exchange Commission, the assets were recorded at the carryover basis of the transferor of $6,499,440, which is included in Investments in the accompanying balance sheet (see Schedule A). Such carryover basis was obtained from unaudited financial statements of SRL as of December 31, 2002, and could be subject to adjustments arising from, among other things, the completion of SRL's audit.



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

Shimoda'scritical accounting policies include valuation of marketable securities, which are based on published quotes from the TSX Venture Exchange, or in the case of securities where there is no publicly traded exchange, management's estimates of fair values and impairment losses, if any.

(3)      Plan of Operation, Liquidity and Capital Resources

Shimoda's management continues to actively seek substantial additional financing in order to pursue the acquisition of resource licenses and resource companies that are based in Emerging Europe.

Shimoda has identified a number of additional resource licenses and resource companies that it is interested in acquiring. Shimoda expects to use like exchange transactions and the proceeds of future share offerings, following its prior and proposed operating methodology and business principles to make those acquisitions.

Our policy, under normal market circumstances, is to allocate substantially part or all of our assets in Emerging Europe resource licenses and resource companies

Shimoda's business strategy is to focus on the acquisition of resource licenses and resource companies, which are at or near-production, in Emerging Europe. More specifically, and as stated in prior filings, its strategy entails the following elements:

o Selectively acquiring high quality, resource rich, low-cost mineral licenses and production companies.
o Providing where necessary high quality, experienced management for project start-up and development.
o Providing strategic financial and capital markets advice in order to increase the valuation of its holdings.


Acquisition of Assets

On January 23, 2003, the Registrant entered into an agreement with Shimoda Resources Limited (Cyprus) ("SRL") to acquire certain shares in operating companies and companies holding licenses and other assets in the natural resources sector in Emerging Europe, which represent substantially all of the assets of SRL, in exchange for 1,739,130 shares of the Registrant's newly issued common stock. The agreement calls for SRL to provide audited financial statements for the period ended December 31, 2002, which have not yet been provided.

The Company has received audited statements from SRL for the periods ending December 31, 2000 and 2001.

Current Holdings

European  Nickel  plc - Turkey &  Albania  -  Regional  Deposits
The Ophiolite deposits throughout South Eastern Europe have numerous identified deposits of nickel laterites in countries including Turkey, Greece, Macedonia, Albania, Bosnia and Serbia. The deposits' status range from Mineable Resource through to Inferred Resource. The nickel laterites of South East Europe have not been available for development due to regional politics. The nickel laterites of the region are also unique in their geological formation, which enables them to be amenable to a heap leach process that European Nickel has developed. This ability to turn known, developed deposits from sub-economic to economic projects in a region with diversified political and economic risk and to develop a large nickel production operation in the region will have significant financial benefits.

The Caldag deposit in Western Turkey is a high grade nickel laterite ore body which will be mined and exported through the port of Izmir to Northern Greece. The ore will then be transported to a ferronickel smelter in Macedonia and toll treated to a ferronickel product. Caldag was discovered by the Turkish Government Mining and Exploration Service, MTA (Maden Tetkik Arama). Exploration began in 1974 and was completed in 1979. The geological resource of 56 million tons at 1.28% nickel will be exploited, with a current market value in excess of US$8 billion.

In total, the geological resource of European Nickel is 350 million tons at average grade 1.21% nickel which will be exploited (over 50% greater than 1.4% nickel).

Revenue is set to start in April 2003 from Turkey.

Gulf International Minerals - Tajikistan
Gulf International Minerals signed a Joint Venture Agreement in 1993 with the State Committee of Industrial Affairs of the Republic of Tajikistan. The agreement was negotiated to cover several known precious metal deposits in Northern Tajikistan and the concentrating facility at Kansai. All the depsoits are located within the gold bearing ore fields of the Tian Shan Fold, one of the world's most prolific gold bearing rock belts running from Kyrgystan to the east, across Northern Tajikistan and west into Uzbekistan. Gulf International's geological research of the former Russian archives is proving to be very exciting with positive indications of 60 gold deposits, some of which are sizeable.

The Company is currently focusing its energies on the recommissioning of the Aprelevka deposit. Having just completed massive works necessary to put the pit into full production, the Russians only had time to extract approximately 30,000 oz of gold (after removing 9 million tons of rock overburden). This was achieved at a grade of 6gms of gold per ton of ore. They left behind a dynamic open pit gold deposit, which overnight became one of many Tajik businesses to close. It remained closed until Gulf International commenced the present work to recommission the mine. It is calculated that with a mining cost of approximately $135 per ounce of gold recovered, this mine will be one the lowest cost gold producers in the world.

The Burgunda/Ikkizhilon deposits are in the company's focus in Phase II of the Joint Venture partnership in Tajikistan. Early geological reports indicated a very exciting opportunity to prove up to several million ounces of gold. The Karamazar Region makes up the "Blue Sky" for Gulf International, representing a land holding of approximately 2,000 sq kilometres.

Gold production commenced in September 2002.

Other Holdings - The Company acquired shares in certain resources companies whose primary assets are located in Eastern Europe (see Schedule A).

Plan of Operations

For the three months ended February 28, 2003 and 2002, respectively, the Company incurred net operating losses as a result of expenses principally associated with registration and compliance with reporting obligations under The Securities Exchange Act of 1934, other administrative expenses associated with the maintenance of the Company's issued and outstanding stock records and the preparation of certain documents to support the Corporation and documents that were required to attract new investors pursuant to Regulation S of the

Securities Act of 1933, as amended , and the acquisition of certain assets. Those efforts have resulted in attracting a new investor to the company, issuance of new unregistered stock and the acquisition of certain mining assets, described above. The Company anticipates that it will begin to generate revenues during the current fiscal year. However, the Company may continue to operate at a loss, depending on the success of its current fundraising and of its ongoing investments in resource licenses and resource companies in Eastern Europe.

Regardless of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.

Part I - Item 3

Controls and Procedures

As required by SEC rules, we have evaluated the effectiveness of the design and operations of our disclosure controls and procedures within 90 days of the filing of this quarterly report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer. Based on this evaluation, the officer has concluded that the design and operation of our disclosure controls and procedures are effective. There were no significant changes to our internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation.

Part II - Other Information

Item 1 - Legal Proceedings

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

Item 2 - Changes in Securities

1,739,130 common shares were issued on January 23, 2003 in payment for certain assets that were acquired by the Company (see Acquisition of Assets), bringing the total to 2,293,282 common shares issued and outstanding.

Item 3 - Defaults on Senior Securities

None.

Item 4 - Submission of Matters to a Vote of Security Holders

None

Item 5 - Other Information

The Company, in December 2002, re-commenced an offering of up to 12,000,000 shares of common stock pursuant to the private placement exemption available in Regulation S promulgated under the Securities Act of 1933, as amended. A total of 124,044 Regulation S shares had been sold during the prior fiscal year and in September 2002.

On June 21, 2002 the Company filed a Registration Statement with the SEC to sell 5,000,000 new shares of its common stock, plus 374,215 shares of common stock from selling shareholders, pursuant to Regulation SB of the Securities Act of 1933. The SEC has requested clarification of certain issues relating to the Investment Company Act of 1940. Management continues to remain in contact with the SEC with regard to completion of the filing and expects that it will be required in the future to file as an Investment Company.

Item 6 - Exhibits and Reports on Form 8-K

Exhibits - Exhibit A - List of assets acquired from Shimoda Resources Limited.

Reports on Form 8-K - February 7, 2003 8-K report on the acquisition of certain assets from Shimoda Resources Limited.



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              Shimoda Resources Holdings, Inc.


April 21, 2003                                                /s/ David J Mapley
                                              ----------------------------------
                                                                  David J Mapley
                                              President, Chief Executive Officer
                                                                      & Director







                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



         In connection with the Quarterly report of SHIMODA RESOURCES HOLDINGS, INC. on Form 10-QSB for the period ended February 28th, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of their knowledge:

         1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         2. The information contained in the report fairly presents, in all material respects, the financial condition and results of operation of the Company.



April 21, 2003                                                /s/ David J Mapley
                                              ----------------------------------
                                                                  David J Mapley
                                              President, Chief Executive Officer
                                                                      & Director

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



April 21, 2003                                                /s/ David J Mapley
                                              ----------------------------------
                                                                  David J Mapley
                                              President, Chief Executive Officer
                                                                      & Director

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



         In connection with the Quarterly report of SHIMODA RESOURCES HOLDINGS, INC. on Form 10-QSB for the period ended February 28th, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of their knowledge:

         1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         2. The information contained in the report fairly presents, in all material respects, the financial condition and results of operation of the Company.



April 21, 2003                                                /s/ Peter J Lazaro
                                                             -------------------
                                                                  Peter J Lazaro
                                                                             CFO

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

April 21, 2003                                                /s/ Peter J Lazaro
                                                             -------------------
                                                                  Peter J Lazaro
                                                                             CFO


                                   SCHEDULE A


                   Shimoda Resources Limited - List of Assets

                               KPMG
                              Cyprus
                             Valuation                                    Where       Domicile of     Number
                               (US$)        Asset Type     Activity    Registered     Key Assets     of Shares
Quoted securities
Celtic Resources PLC         $411,403      Ord. shares     Metals         U.K.           Russia        279,146
Dalpolimetall                $192,000      Ord. shares     Metals         Russia         Russia        7,000
Priargunskzavod              $202,131      Ord. shares     Metals         Russia         Russia        10,000

Unquoted securities

Eurasia PGM                  $50,000       Ord. shares     PGM            Cyprus         Russia        Approx. 11%
GTI Oil Co. S.A.             $450,000      Ord. shares     Oil & Gas      Romania        Romania       141
                                                                                                       100% of
                                                                                                       outstanding
Kartvelo Holdings            $5,200,000    Ord. shares     Mining Co.     Georgia        Georgia       shares
                                                                                                       Various
Olager Oil LLP*               -            licenses        Oil & Gas      Kazakstan      Kazakstan     licenses
                                                                                                       100% of
                                                                                                       outstanding
Shimoda Chemicals            ($6,349)      Ord. shares     Operating Co.  Georgia        Georgia       shares
                                                                                                       Various
Samara/Tomsk/KM Oil deal*     -            licenses        Oil & Gas      Russia         Russia        licenses

                      TOTAL  $6,499,440

CASH (Canadian$)             CAD 61,250    cash                                                        CAD 61,250




*This is a license.  Transferors carryover basis was zero.