Form 10KSB
period 2003-08-31
SHIMODA RESOURCES HOLDINGS INC
filed 2004-03-12
CIK 1116196

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                  Form 10 - KSB

               [x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 04, 2004

                   TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 000-30779

                        Shimoda Resources Holdings, Inc.
                 (Name of small business issuer in its charter)

            Nevada                                        75-2843787
(State or other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

               15 River Road, Suite 230, Wilton, Connecticut 06897

                                 (203) 563-9430

        Securities registered under Section 12 (b) of the Exchange Act:
                                      None

         Securities registered under Section 12(g) of the Exchange Act:
                          Common Stock $.001 par value

Check  whether  the issuer  has (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes    No X
                                                             ---   ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the fiscal year ended August 31, 2003, was $0.00

As of August 31, 2003, the aggregate market value of the Company's Common Stock was not able to be determined, as the stock is not trading.

As of August 31, 2003 there were 2,293,282 shares of Common Stock issued and outstanding.

***** Transitional Small Business Disclosure Format:  Yes   No X

                                TABLE OF CONTENTS

                                                                            Page


PART I........................................................................3

Item 1. Description of Business...............................................3
Item 2. Description of Property...............................................3
Item 3. Legal Proceedings.....................................................3
Item 4. Submission of Matters to a Vote of Security Holders...................3


PART II.......................................................................3

Item 5. Market for Company's Common Stock and Related Stockholder Matters.....3
Item 6. Management's Discussion and Analysis or Plan of Operation.............4
Item 7. Index to Financial Statements.........................................7
Item 8. Changes in and Disagreements with Accountants on Accounting and
        Financial Disclosures.................................................7


PART III......................................................................7

Item 9. Officers and Directors................................................7
Item 10. Executive Compensation...............................................8
Item 11.  Security Ownership of Certain Beneficial Owners and Management......9
Item 12. Certain Relationships and Related Transactions......................10
Item 13.  Exhibits and Reports on Form 8-K...................................10
Item 14.  Controls and Procedures............................................12
Item 15.  Principal Accountant Fees and Services.............................12


SIGNATURES...................................................................13


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

PART I

Item 1. Description of Business

Shimoda Resources Holdings, Inc. (the "Company") formerly known as ElPlata Mining Corporation and ElPlata Corporation, is a natural resources focused company doing business in Emerging Europe. Since taking over management of the Company, its Officers have raised new capital and purchased certain mining assets, effectively bringing into a US regulatory framework a previously operating Cyprus investment company.

New funds raised totaled US$999,000 in fiscal 2002 and US$150,006 in fiscal 2003. In fiscal 2002, the Company acquired certain assets from an "affiliated entity," Shimoda Resources Limited, a Cyprus company, ("SRL"). Specifically, it acquired certain shares of European Nickel plc and Gulf International Minerals. In fiscal 2003, the Company acquired the remaining assets of SRL (see Item 13). In both transactions, consideration given to SRL was in the form of SHRH common stock. As a result of SRL distributing the SHRH stock received in both transactions to its own shareholders, SHRH gained 55 (fifty five) new shareholders, bringing its shareholder base to 487 (four hundred eighty seven).

The Company has a total of 2,293,282 US$0.001 par value common shares outstanding to 487 shareholders of record.

The Company follows the accrual basis of accounting in accordance with generally accepted accounting principles and has a year-end of August 31.


Item 2. Description of Property

The Company headquarters is located at 15 River Road, Suite 230, Wilton, Connecticut 06897. The Company's telephone number there is 203-563-9430 and its fax number is 203-563-9832. The Company also maintains small local offices in Tokyo, Japan and Moscow, Russia for its staff. Other than its headquarters and the two overseas offices, the Company does not currently maintain any other office facilities at present.

Item 3. Legal Proceedings

The Company has commenced legal proceedings against Mr. Peter Lazaro, the former CFO, for inter alia embezzlement, misappropriation of funds, and breach of financial duty re. unauthorized removal of approximately US$152,000 from the Company. Mr. Lazaro has circulated allegations of Company misrepresentation and fraud to shareholders of the Company, citing claims that he was terminated as a "whistle-blower" under the Sarbanes-Oxley Act of 2003. The Company and its legal counsel are not aware of any legal proceedings against it pursuant to such allegations, and will vigorously seek to recover its funds and defend any such allegations made against it. The Company furthermore is discussing legal action against Mr. Lazaro for his capricious acts in damaging the Company, its assets, and the value of the Company's shares.


Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market for Company's Common Stock and Related Stockholder Matters

The Company's Common Stock does not trade on any exchange or the OTC market. There is no known public market for this security. No dividends have been paid to date and the Company's Board of Directors does not anticipate paying dividends in the foreseeable future.

As of March 04, 2004 there were 2,293,282 shares of $0.001 par value Common Stock (the "Common Stock") of the Company issued and outstanding and owned by 487 shareholders of record.

Common Stock Transactions

The following securities of the Company have been issued in the past four years:

On September 29, 1999, the Company sold 4,000,000 shares of Common Stock to the Company's then President, Mr. Glenn A. Little, pursuant to an exemption from registration pursuant to Section (4)(2) of The Securities Act of 1933, as amended, for $10,000 cash.

On August 15, 2001, Mr. David J. Mapley, Director and President of the Company, acquired 4,000,000 pre-reverse split shares of Common Stock, to be held in trust for Shimoda Resources Limited, representing 80% of the then outstanding shares of the Company, from Mr. Glenn A. Little, pursuant to an exemption from registration pursuant to Section (4)(2) of The Securities Act of 1933, as amended. After the 30:1 reverse split of September 2001, those shares were reduced to a total of 133,334 common shares.

On May 17, 2002, in accordance with a Regulation S offering, the company sold 111,000 shares of Common Stock at US$9.50 per share, for an aggregate price of US$999,000. The purchaser is a not a resident of the United States and the offer was made outside of the United States. The Company used a large portion of the proceeds of this offering to purchase additional shares in European Nickel plc and Gulf International Minerals.

On April 13, 2002, the Company issued a further 261,000 shares of Common Stock in a like exchange to acquire certain mining assets (see Item 13, below) pursuant to the private placement exemption available in Regulation S promulgated under the Securities Act of 1933, as amended.

On September 9, 2002, in accordance with a Regulation S offering, the Company sold 13,044 shares of its Common Stock, at $11.50 per share, for an aggregate of $150,006. The purchaser is a not a resident of the United States and the offer was made outside of the United States. The Registrant used most of the proceeds from this offering to pay for its shareholdings in European Nickel plc.

On January 23, 2003, the Company issued 1,739,130 shares of Common Stock in a like exchange to acquire certain assets (See Items 6 and 13, below) pursuant to the private placement exemption available in Regulation S promulgated under the Securities Act of 1933, as amended.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies:

As set forth in greater detail in Notes (1) and (2) of the accompanying financial statements, planned operations have not yet commenced, so the alternative accounting principles affecting the statements are limited to those related to the investments which were received from Shimoda Resources Limited, a Cyprus based company affiliated through common ownership, in exchange for shares of the registrant. In accordance with Staff Accounting Bulletin No. 48 of the U.S. Securities and Exchange Commission, as well as other accounting literature affecting related party transactions, the basis of the assets acquired in the exchanges, except for securities for which there was a readily established market value, were limited to the carryover basis of the transferor. Recording the assets at these bases requires significant estimates by management in the application of SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities." The fair values of those securities must be disclosed in the accompanying financial statements, and if less than the carrying amount of the underlying security, must be written down to fair value through a charge to earnings.

Management estimates these fair values based upon sales of similar securities in private placements of the shares of the investees, or lacking private placements based upon the value of the underlying assets of the investees.


         Results of operations:
         The Company reported net income of $0.23 per share for the fiscal year ending in 2003, compared with a net loss of $0.19 per share for the fiscal year ending in 2002. The results of operations for 2003 and 2002 reflect the impact of the following items:

         Comprehensive Income:
         The Company holds shareholdings in resources companies subject to volatile operating environments, therefore fluctuating profitabilitywhich is often subject to currency fluctuations. Such Comprehensive Income includes foreign currency translation adjustment and unrealized gain (loss) on investments. The Comprehensive Income for the fiscal year ending in 2003 was $428,931, and $310,127 for 2002. The Company realized a gain of $877,380 on the sale of shares in Celtic Resources during the fiscal year ending in 2003. These shares were acquired in the transfer of assets from Shimoda Resources Limited in January 2003.

         Operating expenses:
         General and administrative expenses (G&A) primarily consist of costs associated with (i) corporate overhead, (ii) management of holdings, (iii) telecommunications, (iv) legal and audit costs, and (v) other administration expenses. G&A expenses increased from $76,338 to $282,106 or 270% in the fiscal year ending 2003 compared to 2002, reflecting the greater legal costs associated with a registration and filing process, and ongoing management of holdings.

         Income Tax Provison:
         The Company has made a provision for Income Taxes of $225,000 for the fiscal year ending in 2003, pursuant to the realized gain on sale of securities and a net income before provision for income tax of $595,274. The Company reported a net loss of $76,338 for the previous year, and therefore had not provided for income tax for the fiscal year ending in 2002

         Unrealized gain (loss) on investments:
         The Company reported an unrealized loss on investments of US$49,885 (net of tax amount) for the fiscal year ending in 2003, versus an unrealized gain on investments of $380,717 reported in 2002. A major component of this unrealized loss was the holding in Gulf International Minerals, which was listed on the Canadian Venture Exchange prior to its promotion to the main board of the Toronto Stock Exchange in January 2004. This holding also substantially accounted for the unrealized gain reported in 2002.

         Restatment of Accounts:
     Pursuant to adoption of Staff Accounting Bulletin No. 48 of the U.S. Securities and Exchange Commission, as well as other accounting literature affecting related party transactions, the basis of the assets acquired in the exchanges were limited to the carryover basis of the transferor. The Company initially recorded these bases incorrectly and the Company therefore intends to restate the 10-QSB filing for February 2003 in the near future.


Holdings' Status Report - (Including Assets Acquired From Shimoda Resources Limited):

         Gulf International Minerals
GIM is a Vancouver, Canada based gold mining and production company, with its principal assets in Tajikstan. It is a public company whose shares trade on the Toronto Stock Exchange.

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

The Company is currently focusing its energies on the re-commissioning of the Aprelevka deposit. Having just completed massive works necessary to put the pit into full production, the Russians only had time to extract approximately 30,000 oz of gold (after removing 9 million tons of rock overburden). This was achieved at a grade of 6gms of gold per ton of ore. They left behind a dynamic open pit gold deposit, which overnight became one of many Tajik businesses to close. It remained closed until Gulf International commenced the present work to recommission the mine. It is calculated that with a mining cost of approximately $150 per ounce of gold recovered, a relatively low cost world gold producer.

The Burgunda/Ikkizhilon deposits are in the company's focus in Phase II of the Joint Venture partnership in Tajikistan, with production at Burgunda having now commenced. Production capacity recently doubled to 1,000 tons of ore per day, with continued plans for expansion over the next year.

David Mapley is a Director representing Shimoda Resources Holdings, Inc. on the Board of Gulf.

The Company currently owns 5.6% of the issued and outstanding shares of GIM. The investment was initially made by Shimoda Resources Limited, Cyprus ("SRL") in 2002 with the purchase of 450,000 shares and 450,000 warrants. Those securities were acquired from SRL by the Company in April 2002, followed by the purchase of 3,960,166 additional GIM shares and 3,960,166 warrants from the issuer. Total holdings are 4,410,166 GIM shares and 4,410,166 GIM warrants.

         European Nickel plc.
European Nickel plc ("EN") is a London based nickel producer with its major assets located in Turkey. It is private company and its shares are not presently listed on any exchange.

European Nickel commenced mining on the Caldag nickel deposit in Western Turkey in April 2003 and mined and exported a total of 40,000 tons of ore which was exported to the ferronickel smelters of Greece and Macedonia. Further exports are planned in 2004. EN is in the process of completing a private placement to raise funds to complete a drilling program on the Caldag deposit and to construct and operate a large scale heap leach trial on the mine site. It is also seeking a listing on the London AIM market. The funds raised will also allow EN to increase its resource base in the region, through the acquisition of further deposits that are amenable to its heap leach process.

The Company currently holds 5.8 % of the issued and outstanding shares of EN. The investment was initially made by Shimoda Resources Limited, Cyprus ("SRL") in 2002 with the purchase of 201,740 shares and 70,000 warrants. Those securities were acquired from SRL by the Company in April 2002, followed by the purchase of 520,098 additional EN shares and 93,591 warrants from the issuer. A 5 for 1 share split in October 2002 increased the totals to 2,121,838 shares and 413,939 warrants.

         Kartvelo Holdings Limited, Cyprus
Kartvelo Holdings Limited is a special purpose company originally set-up for the sole purpose of owning Kartvelo Holdings Limited, Georgia. The latter is a mining exploration company domiciled in the Republic of Georgia and was set-up for the initial purpose of taking possession of and exploiting a specific license to explore for certain minerals on two properties located in the Georgia. The exploration license has ended, and the Company is preparing the submission of a budget and feasibility study for commencement of extraction operations for industrial minerals and gold mining operation. The application for an extraction license will be submitted before June 2004, although the management is watching closely political developments in Georgia under the new administration. For the purposes of commencing mining of industrial minerals and other commodities, the Company is in the process of creating two majority owned entities, Shimoda Chemicals Limited and Georgian Resources Limited.

         Eurasia PGM Ltd.
Eurasia PGM is a Cyprus based 80% subsidiary of Eurasia Mining plc, a U.K. listed mining company with operations in Russia and South Africa. Eurasia Mining concentrates on the mining of gold and platinum group metals. Eurasia PGM specializes in palladium and platinum exploration, with encouraging palladium and gold results obtained from continued drilling at Kluevsky on the 350 square kilometer Baronskoye/Baranchinsky licence area in the Central Urals. The latest drilling tested the central section of a 1.5-kilometer long surface geochemical anomaly and targeted the definition of an open-pit resource of platinum group metals and gold.

Results to date have shown ore grades similar to those that have formed the basis for Large-scale open pit mining in parts of Eastern Canada, where reserves grading 1.5g/t palladium are exploited. The best results from this year's drilling included intersections of 5.4 meters (m) assaying 2.64g/t of platinum group metals and gold in Hole K13 and 6.2 meters assaying 2.76 g/t (including a 1.5-meter section of 8.89 g/t) in KL18.

The discovery of palladium-gold mineralization at Baronskoye represents the first of its type identified in the Urals and therefore progress is of necessity slow due to the requirement to carefully analyze and interpret outcomes of each completed program to plan the next stage of work within the very large license areas.

         GTI Oil
GTI Oil Co. S.A. ("GTI"), a company incorporated under the laws of Romania, is an Exploration and Production Oil company. Pursuant to a Shareholders Agreement dated April 14th, 2000, the Company holds 3% of the share capital of GTI Oil Co. S.A., but will be seeking to increase its holding after conducting detailed seismic analysis of the hydro-carbon deposits in the first half of 2004.


Market Risk:

         Market Risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in market prices and rates. The Company holds 4,410,166 GIM shares and 4,410,166 GIM warrants, denominated in Canadian Dollars and trading on the Toronto Stock Exchange - this holding is marked to market at the prevailing market price and currency exchange rate at the end of the reporting period, and therefore the Company may suffer losses due to adverse movements in such market prices and currency exchange rate. The Company has insignificant debt levels, but has gained on foreign currency translation adjustments of $108,542 and $5,748 in fiscal years 2003 and 2002 respectively.

Liquidity and Capital Resources:

         The Company retains a cash balance of $1,078,327 at fiscal year end 2003, and with increasing liquidity in various of its holdings due to improved financial market conditions, believes that is funding will be adequate to fund its operations for the next twelve months.

Forward-Looking Information:

         Management has begun, with the acquisition of the former SRL assets, to actively acquire and develop interests in business opportunities and ventures in the natural resources sector focused on Emerging Europe.

         It is the intent of management to seek new investors and suitable situations for merger or acquisition, particularly, to pursue the acquisition of resource licenses and resource companies that are based in Emerging Europe. With buoyant commodity prices, increased global demand pursuant to growing emerging market populations, and the accession to the European Union of several Emerging European economies, the management expects an improvement in the resources business environment in its geographic area. Furthermore, the recent upgrading of Russia's credit rating to investment grade by Moody's adds to the economic climate improvements. The management seeks to increase the capitalization of the company, and has filed an N8A notice of intent to file a registration statement under the Investment Company Act 1940. The Company has been delayed in this process by being deemed an Investment Company by the SEC, and with personnel changes deemed necessary to strengthen the reporting processes in the future.

         All statements, other than statements of historical facts, are forward looking statements. These forward-looking statements rely on a number of assumptions concerning future events and are subject to a number of uncertainties and other factors, many of which are outside of the Company's control, that would cause actual results to materially differ from such statements. The Company therefore cautions that there are inherent difficulties in predicting certain important factors, particularly the prospects for future acquisitions, the world market pricing for key commodities, and the cost of attracting and retaining highly skilled personnel.

Risk Factors:
By virtue of its focus on Emerging Europe, the Company has non-diversified holdings within the resources sector. If regional instability were to increase markedly, the Company's business could be adversely affected and there can be no assurance that the Company would be able to continue as a going concern.

Competition:
The Company will remain an insignificant participant among firms which engage in acquiring or developing resources holdings in the Emerging European region.

Investment Company Act 1940:
Although the Company has previously been subject to regulation under the Securities Act 1933, as amended, and the 1934 Act, management, in consultation with the SEC, have filed notice of its intent to register under the Investment Company Act of 1940.

Item 7. Index to Financial Statements

The required accompanying financial statements are contained in Section F beginning on Page __ of this document.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

PART III

Item 9. Officers and Directors

The directors and executive officers serving the Company are as follows:

      Name              Age   Position Held and Tenure

David J Mapley          44    CEO & President since August 2001 & Director since
                                 March 2001
Peter Lazaro            49    CFO, Secretary & Treasurer, since August 2001,
                                 terminated January 2004
Ron Beveridge67               Director since May 2002
Graham Johnson          44    Director since August 2001
Andrew Kershaw          49    Director since August 2002
Jonathan Morley-Kirk    43    Director since August 2001


The directors named above will serve until the next annual meeting of the Company's stockholders or until their successors are duly elected and qualified. Directors will be elected for one-year terms at the annual stockholders meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement. There is no arrangement or understanding between any of the directors or officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current directors to the Company's board. There are also no arrangements, agreements or understandings between non-management shareholders that may directly or indirectly participate in or influence the management of the Company's affairs.

The role of CFO, Secretary & Treasurer is currently vacant, with an appointee, Ann L. Chu, commencing employment with the Company on May 17th., 2004. The Board of Directors is assuming these duties in the interim period.

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

Biographical Information

David J. Mapley: Mr. Mapley is CEO, President and a Director of the Company. He is also the non-executive Chairman of the Shimoda Group, based in the Cayman Islands specializing in Emerging European investments. Mr. Mapley also serves as Director of Gulf International Minerals, a Canadian listed resources company, and holds a further number of executive and non-executive directorships in various investment and resources companies.

Mr. Mapley holds an MBA degree from the University of Chicago, an M.Sc. and B.Sc.(Econ.) from the London School of Economics, is a Member of the Institute of Directors in London, and was a past author of Swaps Chapters in the Euromoney International Finance Yearbook. Mr. Mapley is a regular commentator and writer on investment affairs in Russia and Emerging Europe.

Ron Beveridge: Mr. Beveridge brings to the Board a solid background and significant experience in the steel sector. After working with Japanese trading companies in the early 1960's, Mr. Beveridge has held successively senior positions in the steel industry, principally at BHP and its affiliate companies. He has been responsible for sales, marketing and trading of steel imports and steel making raw materials through Europe and Asia and is currently serving as a consultant in the Black Sea Economic Region. Mr. Beveridge attended Wellington College, Wellington, New Zealand and Victoria University in Australia. He was recently made a Freeman of The City of London, as a member of the Ancient Order of Fuellers.

Graham Johnson: Mr. Johnson is Managing Director and founder of Continental Capital Markets S.A., a leading Polish, Russian and Hungarian debt brokerage house based in Switzerland. Prior to running Continental Capital Markets S.A., Mr. Johnson was a director/manager at several financial intermediaries were he was active in arranging interest-rate and currency derivative hedge instruments. Mr. Johnson was previously an Institutional Salesman and Trader in UK Gilts at several UK stockbrokers in the late 1970's to late 1980's.

Andrew M. Kershaw: Mr. Kershaw is General Manager of Independent Investment Partners in Tokyo, an investor relations firm. He was previously a career banker with Standard Chartered, Commonwealth Bank of Australia, ING Barings, and ANZ McCaughan Dyson, primarily based in Japan, where he ran the securities operations specializing in debt and structured finance transactions. Mr. Kershaw was one of the early investors in Russia, and acted as Director of the First Vladivostok Fund 1994-1996. He was one of the founder members of the Shimoda Group, in Hong Kong in 1993.

Jonathan C.R. Morley-Kirk: Mr. Morley-Kirk is holds a number of non-executive directorships which include Rockwell Diversified Fund, a $275 million in fund invested in the ex-soviet bloc, and Obelisk International Trust Company (Guernsey) Ltd., which provides trust and corporate administration services; and Financial Trading and Consultancy Ltd. (an institutional brokerage company with branches in London, New York, and Zurich) of which he is Chairman. Prior to moving to Jersey in 1995 Mr. Morley-Kirk was a director of SG Warburg Securities Ltd. in London where he was in charge of emerging markets bond trading. Previously Mr. Morley-Kirk was a director of the Midland Bank Plc Developing Countries Division which managed the Group's exposure of GBP13 billion to emerging countries. Mr. Morley-Kirk is also a Chartered Accountant in the United Kingdom.

Ann L. Chu: Ms. Chu is Chief Financial Officer,  Company Secretary and Treasurer
- designate, commencing employment May 17th, 2004. Ms. Chu was formerly Vice President - Finance & Operations at TDA Capital Partners (affiliated with Templeton Direct Advisors), overseeing all financial, legal/tax, administrative and human resources functions for this private equity and venture capital firm, investing in emerging Central & Eastern European companies. She has previous experience at Kenmar Group, Morgan Stanley & Co, Inc., Chase Manhattan Bank N.A., Price Waterhouse and Deloitte & Touche. Ann is a Certified Public Accountant registered in New York State.

Peter J. Lazaro: Mr. Lazaro was Chief Financial Officer, Company Secretary and Treasurer up to January 2004, when he was terminated by the Board of Directors and a replacement appointed.

Item 10. Executive Compensation

Mr. David Mapley earns a salary of US$120,000 per annum as CEO. He also earns Directors fees of US$12,000 per annum. Currently, Mr. Mapley is not receiving the Director's fees to which he is entitled. For the fiscal year ending in 2003 Mr. Peter Lazaro earned US$60,000 per annum as CFO, Treasurer and Secretary, commencing April 2003 by mutual agreement.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of the date of this filing, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.



  Name and Address
   of Stockholder                    Number of Shares Owned        Percentage(1)
--------------------------------------------------------------------------------
Scottish Value                              342,631                   14.94%

7 Castle Street
Edinburgh EH2 3AH Scotland

Dartley Bank & Trust Co.
SG Hambros Building                         244,868                   10.68%
West Bay Street
Nassau, New Providence
Bahamas

Ueda Capital (1)
69 Jennet Street, George Town,              227,357                    9.91%
Grand Cayman, BWI

C.T. Epping
c/o Bankhaus Hermann Lampe KG               159,211                    6.94%
Obernstrasse 41
33602 Bielefield, Germany

David J. Mapley, in Trust (2)
Chrysalia Court, 206 Makarios Avenue,       133,3342                    5.0%
Limassol, Cyprus

Shimoda Emerging Europe Fund (3)
                                            110,077                     4.8%
Shimoda Russia Renaissance Fund (3)
                                             84,353                    3.68%

Ron Beveridge
3 Merewood Close                              - 0 -                    - 0 -
Bromley,  Kent  BR1 2AN.
ENGLAND.

Graham Johnson
8 Avenue Reverdil                            - 0 -                     - 0 -
Nyon, Switzerland

Andrew M. Kershaw
Shiroyama JT Trust Tower 16F, 4-3-1           1,180                     0.5%
Toranomon, Minato-ku, Tokyo 105-6016,
Japan

Jonathan C.R. Morley-Kirk                     - 0 -                    - 0 -
Pigneaux Farmhouse, Princes Tower Road,
St. Saviour, Jersey, Channel Islands

All directors and officers as a
group (6 total) (1,2)                       555,121                    24.2%

(1) Mr. Andrew Kershaw is Director of Ueda Capital and Mr. David Mapley, along with Mr. Andrew Kershaw are founders of that company.

(2) David J. Mapley, Non-executive Chairman of Shimoda, is the founder and manager of Shimoda Resources Limited, for whom the shares are held in Trust on behalf of its investors.

(3) Mr. Mapley is Director of both the Shimoda Emerging Europe Fund and the Shimoda Russia Renaissance Fund, which control the SHRH shares held by those shareholders, both of which are considered "affiliated entities" under SEC regulations.

Item 12. Certain Relationships and Related Transactions

In April 2002, the Company issued 261,000 shares of common stock in a like exchange transaction with Shimoda Resources Limited, Cyprus ("SRL") in exchange for interests in two resource companies, European Nickel plc and Gulf International Minerals Limited This was the first of two transactions with SRL (See below).

In January 2003 the Company issued 1,739,130 shares of common stock in a like exchange transaction with SRL in exchange for SRL's remaining assets. (See below).

In April 2003 the Company engaged Linford Associates as an Investor Relations firm, for $1,500 per month. Mr. Mapley is a co-partner of the firm.

In 2002 the Company received a 0% interest bearing shareholder loan from Shimoda Capital Advisors Limited in the amount of US$55,000.


Item 13.  Exhibits and Reports 0n Form 8-K

On February 7, 2003, the Company filed a Form 8-K detailing the acquisition of the remaining assets of Shimoda Resources Limited, a Cyprus company and an "affiliated entity" (Mr. David Mapley is CEO, President and Director of the Company as well as Managing Director of SRL). The Company issued 1,739,130 common shares in exchange for SRL's remaining assets, listed below.


         Assets Acquired From Shimoda Resources Limited in January 2003
                                                                                                                       KPMG FYE 2001
                                                                      Where       Domicile of      Carryover Basis        Number
                                 Asset Type        Activity        Registered      Key Assets          U.S.$.           of Shares
Quoted securities
A & B Geoscience                  ordinary        Oil & Gas          Canada        Azerbaijan
                                   shares                                                          *  $  49,775           250,000
Celtic Resources PLC              ordinary
                                   shares           Metals            U.K.           Russia        *  $ 490,014           298,118
                                  ordinary
Dalpolimetall                      shares           Metals           Russia          Russia                 $ 0             7,000
                                  ordinary
Priargunskzavod                    shares           Metals           Russia          Russia                 $ 0            10,000
                                  ordinary
Sakhalin Petroleum                 shares         Oil & Gas           U.K.           Russia                 $ 0             2,000

Unquoted securities & loans
                                  ordinary
Eurasia PGM                        shares            PGM             Cyprus          Russia           $ 112,141               600
Eurasia PGM                         loan              "                 "            Russia           $ 160,525               N/A
                                  ordinary
GTI Oil Co. S.A.                   shares         Oil & Gas          Romania         Romania                $ 0               141
                                 deposit on
GTI Oil Co. S.A.                   shares             "                 "               "                   $ 0               N/A
                                  ordinary
Kartvelo Holdings Limited          shares           Metals           Cyprus          Georgia                $ 0             4,999
                                  ordinary        Industrial
Georgian Resources                 shares          Minerals          Georgia         Georgia                $ 0               75%
                                  ordinary        Industrial
Shimoda Chemicals                  shares          Minerals          Georgia         Georgia                $ 0               75%


* Market Value - not Carryover Basis.

Carryover Basis provided by SRL's auditors, KPMG, Cyprus.

On November 28, 2003 the Company filed a Form 8-K detailing the temporary detainment of its CEO, President and Director, Mr. David Mapley in connection with his recent divorce.

On January 29, 2004 the Company filed a Form 8-K detailing the termination of Peter Lazaro as CFO, Secretary and Treasurer, and the ensuing investigation by police into the unauthorised removal of $152,000 of funds by him and paid to him.

On February 4, 2004 the Company filed a Form 8-K detailing the appointment of Ann Chu as CFO, Secretary and Treasurer commencing May 17, 2004.

Item 14.  Controls and Procedures.

Based on the evaluation of the Company's disclosure controls and procedures by David J Mapley, the Company's Chief Executive Officer, the end of the period covered by this annual report, the officer concluded that the Company's disclosure controls and procedures were not effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission's rules and forms.

There were significant changes in the Company's internal controls and personnel that should significantly improve these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 15.  Principal Accountant Fees and Services.

Audit Fees

It is estimated that the total fees that will be billed to the Company by Stonefield Josephson, Inc. ("Stonefield") for auditing the Company's 2003 fiscal year financial statements will be approximately $20,000. Fees billed to the Company by Stonefield for auditing the Company's 2002 financial statements totaled $7,566. Fees billed to the Company by Stonefield for performing the quarterly reviews of the financial statements that were included in the Company's quarterly reports on Form 10-Q for the year 2003 were $5,740. Fees billed to the Company by Stonefield for performing the quarterly reviews for the year 2002 were $1,967. Other fees during fiscal 2002 included approximately $10,000 each year for accounting advice and in fiscal 2002 work in connection with a registration statement. The Audit Committee believes that the audit services provided and the fees charged are compatible with maintaining Stonefield's independence.

Audit Related Fees

The Company did not engage Stonefield to provide any other advice that the fees were not already disclosed in Audit Fees listed above. The Company paid KPMG and Offitex in Cyprus US$10,000 in order to assist in the preparation of historic costs carryover basis pertaining to valuation work upon transfer of assets from Shimoda Resources Limited.

Tax Fees

Fees billed to the Company by Frank Musso ("Musso") for tax services provided during the Company's 2003 and 2002 fiscal years for income tax services relating to the 2002 and 2001 income tax years totaled $1,000 and $2,811 respectively. The Company did not engage Stonefield for any tax services. The Audit Committee believes that the income tax services provided and the fees charged are compatible with maintaining Musso's independence.

All Other Fees

The Company did not engage Stonefield to provide any other advice that the fees were not already disclosed in Audit Fees, Audit Related Fees, and Tax Fees above.

SIGNATURES

In accord with Section 13 or 15(d) of the Securities Act of 1993, as amended, the Company caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Shimoda Resources Holdings, Inc.

Dated: March 5, 2004



 /s/ David J Mapley
----------------------------------------
David J Mapley
President, Chief Executive Officer & Director

 /s/ Ron Beveridge
----------------------------------------
Ron Beveridge
Director

 /s/ Graham Johnson
----------------------------------------
Graham Johnson
Director

 /s/ Andrew Kershaw
----------------------------------------
Andrew Kershaw
Director

 /s/ Jonathan Morley-Kirk
----------------------------------------
Jonathan Morley-Kirk
Director

                        SHIMODA RESOURCES HOLDINGS, INC.
                         (FORMERLY ELPLATA CORPORATION)

                              FINANCIAL STATEMENTS

                      YEARS ENDED AUGUST 31, 2003 AND 2002







                                    CONTENTS

                                                                         Page
                                                                         ----


Independent Auditors' Report                                              F-1

Financial Statements:
  Balance Sheet                                                           F-2
  Statements of Operations and Comprehensive Income (Loss)                F-3
  Statement of Stockholders' Equity                                    F-4 - F-6
  Statements of Cash Flows                                                7-8
  Notes to Financial Statements                                       F-9 - F-19

                          INDEPENDENT AUDITORS' REPORT



Board of Directors
Shimoda Resources Holdings, Inc. (formerly
  ElPlata Corporation)
Wilton, Connecticut


We have audited the accompanying balance sheet of Shimoda Resources Holdings, Inc. (formerly ElPlata Corporation) as of August 31, 2003, and the related statements of operations and comprehensive income (loss), stockholders' equity and cash flows for the two years ended August 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shimoda Resources Holdings, Inc. (formerly ElPlata Corporation) as of August 31, 2003, and the results of its operations and its cash flows for the two years ended August 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 10 to the financial statements, the financial statements for the fiscal year ended August 31, 2002 have been restated to adjust the basis of the investment in European Nickel plc.


CERTIFIED PUBLIC ACCOUNTANTS

Santa Monica, California
January 19, 2004


                        SHIMODA RESOURCES HOLDINGS, INC.
                         (FORMERLY ELPLATA CORPORATION)

                         BALANCE SHEET - AUGUST 31, 2003



                                     ASSETS
Current assets:
  Cash                                                       $1,078,327
  Deferred tax asset                                             20,000
  Other current asset                                             3,562
                                                             ----------

                                                                          $1,101,889

Advances to Celtic Resources Holdings Plc                                     50,000

Investments (see note 4)                                                   2,538,061
                                                                          ----------

                                                                          $3,689,950
                                                                          ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                      $  107,595
  Income taxes payable                                          245,000
  Due to shareholder                                             45,600
                                                             ----------

          Total current liabilities                                       $  398,195

Deferred tax liability                                                       239,681

Stockholders' equity:
  Common stock, $.001 par value, 100,000,000 shares
    authorized, 2,293,282 shares issued and outstanding           7,146
  Additional paid-in capital, as restated for prior period
    adjustment (see Note 9)                                   2,371,415
  Retained earnings                                             228,391
  Accumulated other comprehensive income                        445,122
                                                             ----------

          Total stockholders' equity                                       3,052,074
                                                                          ----------

                                                                          $3,689,950
                                                                          ==========







The accompanying notes form an integral part of these financial statements.


                        SHIMODA RESOURCES HOLDINGS, INC.
                         (FORMERLY ELPLATA CORPORATION)

                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                      YEARS ENDED AUGUST 31, 2003 AND 2002



                                                    Year ended         Year ended
                                                  August 31, 2003    August 31, 2002
                                                  ---------------    ---------------
Net revenues                                      $          --      $          --

Cost of revenues                                             --                 --
                                                  ---------------    ---------------

Gross Profit                                                 --                 --

Operating (income) expenses:
  General and administrative expenses                     282,106             76,338
  Gain on sale of marketable securities                  (877,380)              --
                                                  ---------------    ---------------
                                                          595,274            (76,338)
                                                  ---------------    ---------------

Income (loss) before provision for income taxes           595,274            (76,338)

Provision for income taxes                                225,000               --
                                                  ---------------    ---------------

Net income (loss)                                         370,274            (76,338)

Other comprehensive income, net of tax:
  Foreign currency translation adjustment                 108,542              5,748
  Unrealized gain (loss) on investments                   (49,885)           380,717
                                                  ---------------    ---------------
                                                           58,657            386,465
                                                  ---------------    ---------------

Comprehensive income                              $       428,931    $       310,127
                                                  ===============    ===============

Net income (loss) per share, basic and diluted    $          0.23    $         (0.19)
                                                  ===============    ===============

Weighted average number of shares
  outstanding, basic and diluted                        1,597,308            406,298
                                                  ===============    ===============





























The accompanying notes form an integral part of these financial statements.


                        SHIMODA RESOURCES HOLDINGS, INC.
                         (FORMERLY ELPLATA CORPORATION)

                        STATEMENT OF STOCKHOLDERS' EQUITY

                      YEARS ENDED AUGUST 31, 2003 AND 2002




                                                                                      Accumulated
                                                  Common stock           Additional      other                      Total
                                                  ------------            paid-in    comprehensive  Retained    stockholders'
                                               Shares        Amount       capital       income      earnings       equity
                                             ----------    ----------    ----------   ----------   ----------    ----------
Balance at August 31, 2001                      166,893    $    5,000    $   60,560   $     --     $  (65,545)   $       15

Issuance of stock in private placement,
  net of offering costs                         111,000           111       963,335         --           --         963,446

Issuance of stock for shares of
  Gulf International Minerals                    11,000            11       109,989         --           --         110,000

Issuance of stock for shares of
  European Nickel plc, as restated for
  prior period adjustment (see Note 9)          250,000           250       305,785         --           --         306,035

Issuance of stock in exchange
  for services                                    2,215            22        19,236         --           --          19,258

Comprehensive income:

  Net loss for the year ended
    August 31, 2002                                --            --            --           --        (76,338)      (76,338)


                                   (Continued)






























The accompanying notes form an integral part of these financial statements.


                        SHIMODA RESOURCES HOLDINGS, INC.
                         (FORMERLY ELPLATA CORPORATION)

                  STATEMENT OF STOCKHOLDERS' EQUITY (CONTINUED)

                      YEARS ENDED AUGUST 31, 2003 AND 2002


                                                                                      Accumulated
                                                  Common stock           Additional      other                      Total
                                                  ------------            paid-in    comprehensive  Retained    stockholders'
                                               Shares        Amount       capital       income      earnings       equity
                                             ----------    ----------    ----------   ----------   ----------    ----------

Other comprehensive income, net of tax

  Foreign currency translation adjustment          --            --            --          5,748         --            5,748

  Unrealized gain on investments                   --            --            --        380,717         --         380,717
                                             ----------    ----------    ----------   ----------   ----------    ----------

        Total comprehensive income                                                                                  310,127
                                                                                                                 ----------

Balance at August 31, 2002                      541,108         5,394     1,458,905      386,465     (141,883)    1,708,881

Issuance of stock for cash                       13,044            13       149,993         --           --         150,006

Issuance of stock for certain assets of
  Shimoda Resources Limited, related party    1,739,130         1,739       762,517         --           --         764,256

Comprehensive income:

  Net income for the year ended
    August 31, 2003                                --            --            --           --        370,274       370,274

                                   (Continued)































The accompanying notes form an integral part of these financial statements.



                        SHIMODA RESOURCES HOLDINGS, INC.
                         (FORMERLY ELPLATA CORPORATION)

                  STATEMENT OF STOCKHOLDERS' EQUITY (CONTINUED)

                      YEARS ENDED AUGUST 31, 2003 AND 2002



                                                                                      Accumulated
                                                  Common stock           Additional      other                     Total
                                                  ------------            paid-in    comprehensive  Retained    stockholders'
                                               Shares        Amount       capital       income      earnings       equity
                                             ----------    ----------    ----------   ----------   ----------    ----------
  Other comprehensive income, net of tax

    Foreign currency translation adjustment        --            --            --        108,542         --         108,542

    Unrealized loss on investments                 --            --            --        (49,885)        --         (49,885)
                                             ----------    ----------    ----------   ----------   ----------    ----------

          Total comprehensive income                --           --            --           --           --         428,931
                                                                                                                 ----------

Balance at August 31, 2003                    2,293,282    $    7,146    $2,371,415   $  445,122   $  228,391    $3,052,074
                                             ==========    ==========    ==========   ==========   ==========    ==========
































The accompanying notes form an integral part of these financial statements.


                        SHIMODA RESOURCES HOLDINGS, INC.
                         (FORMERLY ELPLATA CORPORATION)

                            STATEMENTS OF CASH FLOWS

                      YEARS ENDED AUGUST 31, 2003 AND 2002



                                                                   Year ended         Year ended
                                                                 August 31, 2003    August 31, 2002
                                                                 ---------------    ---------------
Cash flows provided by (used for) operating activities:
  Net income (loss)                                              $       370,274    $       (76,338)
                                                                 ---------------    ---------------

  Adjustments to reconcile net income (loss) to net
    cash provided by (used for) operating activities:
      Issuance of stock in exchange for services                            --               19,258
      Gain on sale of marketable securities                             (877,380)              --

  Changes in assets and liabilities:
    (Increase) decrease in assets:
      Other current asset                                                 (3,562)              --
      Deferred taxes                                                     (20,000)              --

    Increase (decrease) in liabilities:
      Accounts payable and accrued expenses                               99,992              7,603
      Income taxes payable                                               245,000               --
      Due to shareholder                                                  40,300              5,300
                                                                 ---------------    ---------------

          Total adjustments                                             (515,650)            32,161
                                                                 ---------------    ---------------

          Net cash used for operating activities                        (145,376)           (44,177)
                                                                 ---------------    ---------------

Net cash provided by (used for) investing activities:
  Payments to acquire shares in investments                             (245,592)          (868,965)
  Proceeds from sale of marketable securities                          1,318,970               --
  Note receivable, related party                                            --              (50,000)
                                                                 ---------------    ---------------

          Net cash provided by (used for) investing activities         1,073,378           (918,965)
                                                                 ---------------    ---------------

Net cash provided by financing activities -
  net proceeds from issuance of common stock                             150,006            963,446
                                                                 ---------------    ---------------

Net increase (decrease) in cash                                        1,078,008                304
Cash, beginning of year                                                      319                 15
                                                                 ---------------    ---------------

Cash, end of year                                                $     1,078,327    $           319
                                                                 ===============    ===============

Supplemental disclosure of cash flow information - no amounts were paid for interest or taxes

                                   (Continued)













The accompanying notes form an integral part of these financial statements.

                        SHIMODA RESOURCES HOLDINGS, INC.
                         (FORMERLY ELPLATA CORPORATION)

                            STATEMENTS OF CASH FLOWS

                      YEARS ENDED AUGUST 31, 2003 AND 2002



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

     In January 2003, the Company issued 1,739,130 shares to Shimoda Resources Limited in exchange for various investments as listed in note 4.


































The accompanying notes form an integral part of these financial statements.

                        SHIMODA RESOURCES HOLDINGS, INC.
                         (FORMERLY ELPLATA CORPORATION)

                          NOTES TO FINANCIAL STATEMENTS

                      YEARS ENDED AUGUST 31, 2003 AND 2002



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

          The Company's initial activities were to have quiet and exclusive possession of the un-patented lode mining claims on certain property located in Elko County, Nevada, together with a right to examine, sample, drill, develop, mine, extort, process and market from the claims all of the metal ores, minerals and materials of whatsoever nature or sort, except oil and gas. These efforts were unsuccessful and were abandoned prior to August 31, 1989, at which time the Company became dormant until September 1999. The Company is a natural resources focused company doing business in Emerging Europe.


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

                        SHIMODA RESOURCES HOLDINGS, INC.
                         (FORMERLY ELPLATA CORPORATION)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                      YEARS ENDED AUGUST 31, 2003 AND 2002



(2)  Summary of Significant Accounting Policies:

     Cash Concentration:

          The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

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

     Income Taxes:

          The Company accounts for taxes under SFAS No. 109, "Accounting for Income Taxes," which adopts the asset and liability approach to measurement of temporary differences between financial reporting and income tax return reporting. One temporary difference arose from the unrealized gain on investments. A deferred tax liability has been provided of approximately $240,000 at August 31, 2003. The Company is liable for and has provided for corporate federal and state income taxes.

                        SHIMODA RESOURCES HOLDINGS, INC.
                         (FORMERLY ELPLATA CORPORATION)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                      YEARS ENDED AUGUST 31, 2003 AND 2002



(2)  Summary of Significant Accounting Policies, Continued:

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

     Net Income (Loss) Per Share:

          Net income (loss) per share has been computed using the weighted average number of shares outstanding. As of August 31, 2003 and 2002, the Company had no dilutive common stock equivalents such as stock options and warrants, and therefore basic and diluted income per share is the same.

     New Accounting Pronouncements:

          In October 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires companies to record the fair value of a liability for asset retirement obligations in the period in which they are incurred. The statement applies to a Company's legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, and development or through the normal operation of a long-lived asset. When a liability is initially recorded, the company would capitalize the cost, thereby increasing the carrying amount of the related asset. The capitalized asset retirement cost is depreciated over the life of the respective asset while the liability is accreted to its present value. Upon settlement of the liability, the obligation is settled at its recorded amount or the company incurs a gain or loss. The statement is effective for fiscal years beginning after June 30, 2002. The Company has implemented this pronouncement and has concluded that the adoption has no material impact to the financial statements.

          In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a single accounting model for long-lived assets to be disposed of. New criteria must be met to classify the asset as an asset held-for-sale. This statement also focuses on reporting the effects of a disposal of a segment of a business. This statement is effective for fiscal years beginning after December 15, 2001. The Company has implemented this pronouncement and has concluded that the adoption has no material impact to the financial statements.

                        SHIMODA RESOURCES HOLDINGS, INC.
                         (FORMERLY ELPLATA CORPORATION)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                      YEARS ENDED AUGUST 31, 2003 AND 2002



(2)  Summary of Significant Accounting Policies, Continued:

     New Accounting Pronouncements, Continued:

          In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No.145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements," and SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company has implemented this pronouncement and has concluded that the adoption has no material impact to the financial statements.

          In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan, as previously required under Emerging Issues Task Force ("EITF") Issue 94-3. A fundamental conclusion reached by the FASB in this statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company has implemented this pronouncement and its adoption has had no material impact to the financial statements.

          In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions--an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9," which removes acquisitions of financial institutions from the scope of both SFAS No. 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." In addition, this Statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. The requirements relating to acquisitions of financial institutions are effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. The adoption of this Statement did not have a material impact to the Company's financial position or results of operations as the Company has not engaged in either of these activities.

                        SHIMODA RESOURCES HOLDINGS, INC.
                         (FORMERLY ELPLATA CORPORATION)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                      YEARS ENDED AUGUST 31, 2003 AND 2002



(2)  Summary of Significant Accounting Policies, Continued:

     New Accounting Pronouncements, Continued:

          In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of this statement did not have a material impact on the Company's financial position or results of operations as the Company has not elected to change to the fair value based method of accounting for stock-based employee compensation.

          In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation No. 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established.

          In December 2003, the FASB revised certain elements of Interpretation No. 46. The FASB also modified the effective date of Interpretation No. 46. For all entities that were previously considered special purpose entities, Interpretation No. 46 should be applied in periods ending after December 15, 2003. Otherwise, Interpretation No. 46 is to be applied for registrants who file under Regulation SX in periods ending after March 15, 2004, and for registrants who file under Regulation SB, in periods ending after December 15, 2004. The Company does not expect the adoption of this pronouncement to have a material impact on the financial statements.

                        SHIMODA RESOURCES HOLDINGS, INC.
                         (FORMERLY ELPLATA CORPORATION)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                      YEARS ENDED AUGUST 31, 2003 AND 2002



(2)  Summary of Significant Accounting Policies, Continued:

     New Accounting Pronouncements, Continued:


          During April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively. The provisions of this Statement that relate to Statement 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The adoption of this Statement did not have a material impact to the Company's financial position or results of operations as the Company has not engaged in such transactions.

          During May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for public entities at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements". The Company has implemented this pronouncement and has concluded that the adoption has no material impact to the financial statements.

                        SHIMODA RESOURCES HOLDINGS, INC.
                         (FORMERLY ELPLATA CORPORATION)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                      YEARS ENDED AUGUST 31, 2003 AND 2002



(2)  Summary of Significant Accounting Policies, Continued:

     New Accounting Pronouncements, Continued:

          In December 2003, the FASB issued a revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which replaces the previously issued SFAS No. 132. The revised SFAS No. 132 increases the existing disclosures for defined benefit pension plans and other defined benefit postretirement plans. However, it does not change the measurement or recognition of those plans as required under SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Specifically, the revised SFAS No. 132 requires companies to provide additional disclosures about pension plan assets, benefit obligations, cash flows, and benefit costs of defined benefit pension plans and other defined benefit postretirement plans. Also, companies are required to provide a breakdown of plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and target allocation percentages for these asset categories. The Company has implemented this pronouncement and has concluded that the adoption has no material impact to the financial statements.


(3)  Advance to Celtic Resources Holdings Plc:

     The advance to Celtic Resources Holdings Plc ("Celtic") is non-interest bearing, with amounts advanced to Celtic to be held to Shimoda's order pending a proposed investment by Shimoda, on terms to be determined, in a Celtic oil project subsidiary.


(4)  Investment in Equity Securities Available for Sale:

     In April 2002, the Company, in exchange for shares held by Shimoda Resources Limited, an affiliated entity, (a) issued 250,000 common shares in exchange for (i) 201,650 ordinary (pound)0.01 shares and (ii) warrants to purchase 148,350 ordinary (pound)0.01 shares at (pound)1 per share of European Nickel plc ("EN"), and (b) paid $650,000 and issued 11,000 common shares in exchange for 3,470,166 units of Gulf International Minerals Ltd. ("Gulf International"), each unit consisting of one common share and one share purchase warrant at CDN$0.04 per unit.

                        SHIMODA RESOURCES HOLDINGS, INC.
                         (FORMERLY ELPLATA CORPORATION)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                      YEARS ENDED AUGUST 31, 2003 AND 2002



(4)  Investment in Equity Securities Available for Sale, Continued:

     The purchase of the shares of EN was recorded at the historical cost basis of the transferor, Shimoda Resources Limited, in accordance with Staff Accounting Bulletin No. 48 ("SAB 48") of the United States Securities and Exchange Commission, "Transfers of Non-Monetary Assets by Promoters or Shareholders." SAB 48 requires that exchanges of non-monetary assets by promoters or shareholders be recorded at carryover basis. The carryover basis was originally misstated and an adjustment was made to restate the carryover basis of EN (see Note 9).

     The Gulf International shares were recorded at the cash consideration paid, which exceeded the basis of Shimoda Resources Ltd. Gulf International shares are publicly traded on the TSX (Toronto Stock Exchange's) Venture Exchange in Toronto, Canada (formerly the Canadian Venture Exchange). The Company intends to hold these shares long-term and recorded an unrealized gain in other comprehensive income. Changes in fair value of Gulf
     International shares ($1,590,395 at year-end) are calculated based on Canadian Dollars, and then translated to U.S. Dollars at the balance sheet date. The Company used the exchange rate in effect at the balance sheet date when calculating the currency translation.

     In September 2002, the Company purchased an additional 319,963 ordinary (pound)0.01 shares of EN for $100,000 in cash.

     In January 2003, the Company obtained a Convertible Note (the "Note") from EN for $50,000 cash. The Note does not bear interest, and calls for EN to repay the note upon receipt by EN of (pound)1,000,000 from the Company relating to a subscription by the Company for 1,666,666 ordinary (pound)0.01 shares of EN. In March 2003, the Company converted the Note into 51,875 ordinary (pound)0.01 shares of EN, increasing the total investment in EN to $675,00.

     In January 2003, the Company, in exchange for 1,739,130 shares of its $.001 par value common stock, acquired certain assets of Shimoda Resources Limited ("SRL"), a company affiliated through common ownership. In accordance with SAB 48, the assets were recorded at the carryover basis of the transferor of $764,256 (of which $491,591 was sold by year-end). Such carryover basis was obtained from a letter of representation by the independent auditors of SRL. The carryover basis of the transferor was initially recorded incorrectly in the Company's February 28, 2003 10-QSB. This quarterly report will be restated.

                        SHIMODA RESOURCES HOLDINGS, INC.
                         (FORMERLY ELPLATA CORPORATION)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                      YEARS ENDED AUGUST 31, 2003 AND 2002



(4)  Investment in Equity Securities Available for Sale, Continued:

     A summary of investments in equity securities available for sale is as follows:

                                                          Number of       Book
                                                           Shares        Basis
                                                         ----------   ----------

     Gulf International Minerals Ltd. (a)                 4,410,166   $1,590,395
     European Nickel plc, as restated for prior
       prior period adjustment (see Note 9) (b)           2,121,838      675,000
     Eurasia PGM Limited (loan)**                              --        160,525
     Eurasia PGM Limited (ordinary shares)**                    600      112,141
     Dalpolimetal**                                           7,000         --
     GTI Oil S.A.**                                             141         --
     Kartvelo Holdings Limited (Cyprus company)**             4,999         --
     Priargunsk Zavod**                                      10,000         --
     Sakhalin Petroleum plc**                                 2,000         --
                                                         ----------   ----------

                                                                      $2,538,061
                                                                      ==========

     (a)  Quoted at market price.

     (b) Management estimates that the current fair value of European Nickel plc shares is approximately $975,000.

     ** Acquired in the January 2003 purchase of certain assets of SRL in exchange for 1,739,130 shares of the Company's $.001 par value common stock.


(5)  Due to Shareholder:

     In January 2003, the Company obtained an interest-free loan from Shimoda Capital Advisors Limited, a company affiliated through common ownership. The loan is due on demand.


(6)  Common Stock Transactions:

     In April 2002, the Company issued 111,000 shares of its $.001 par value common stock for $999,000 in cash in a private placement, net of offering costs of $35,554.

     In September 2002, the Company issued 13,044 shares of its $.001 par value common stock for $150,006 in cash.

                        SHIMODA RESOURCES HOLDINGS, INC.
                         (FORMERLY ELPLATA CORPORATION)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                      YEARS ENDED AUGUST 31, 2003 AND 2002



(7)  Related Party Transactions:

     The Company has entered into an administrative services agreement with Shimoda Capital (USA), Inc. ("SCUSA"), a related party, whereby SCUSA provides administrative and support services to the Company. The agreement was amended in January 2003 and requires monthly payments of $2,500 and expires on September 30, 2003.

     Future minimum payments required under the agreement are $2,500 for September 30, 2003.

     Administrative services expense for the years ended August 31, 2003 and 2002 amounted to $38,618 and $20,000, respectively.


(8)  Income Taxes:

     Income tax expense for the years ended August 31, 2003 and 2002 is as follows:

                                                            2003         2002
                                                         ---------    ---------

     Current expense
        Federal                                          $ 196,000    $    --
        State                                               49,000         --
                                                         ---------    ---------

                                                           245,000         --
     Deferred tax expense (benefit), principally federal   (20,000)        --
                                                         ---------    ---------

     Provision for income taxes                          $ 225,000    $    --
                                                         =========    =========

     Income tax expense (benefit) differs from the expected statutory amount as follows:

                                                            2003         2002
                                                         ---------    ---------

     Expected federal income tax expense                 $ 203,000    $ (26,000)
     State income tax, net of federal benefit               32,000         --
                                                         ---------    ---------

                                                           235,000      (26,000)
     Change in valuation allowance                            --         26,000
     Other, net                                            (10,000)        --
                                                         ---------    ---------

     Effective provision for income taxes                $ 225,000    $    --
                                                         =========    =========

     Deferred tax assets and liabilities at August 31, 2003 consisted of a deferred tax asset of $20,000 arising from deferred directors fees, and a deferred tax liability of approximately $240,000 arising from unrealized gains and losses in available for sale securities.


                        SHIMODA RESOURCES HOLDINGS, INC.
                         (FORMERLY ELPLATA CORPORATION)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                      YEARS ENDED AUGUST 31, 2003 AND 2002



(9)  Other Comprehensive Income:

                                                          Tax
                                              Before-tax     expense      Net-of-tax
                                                amount      (benefit)       amount
                                              ----------    ----------    ----------

     Foreign currency translation adjustment  $  166,987    $   58,445    $  108,542
     Unrealized loss on investments              (76,745)      (26,860)      (49,885)
                                              ----------    ----------    ----------

     Other comprehensive income               $   90,242    $   31,585    $   58,657
                                              ==========    ==========    ==========


(10) Prior Period Adjustment:

     In the April 2002 acquisition of shares of European Nickel plc, ("EN"), the Company initially recorded the basis of the shares acquired at an incorrect transferor carryover basis, as reported by Shimoda Resources Limited (Cyprus). In August 2003, it was determined, from a review of the audited financial statements of the transferor, that this basis was incorrect as generally accepted accounting principles in the United States of America does not permit a company to "revalue or write up the book value of assets to a market value, absent a transaction with an unrelated entity." The accompanying financial statements for the fiscal year ended August 31, 2002 include an adjustment to restate the acquisition of shares of EN to the transferor's historical carryover basis. This statement has no effect on previously reported revenues, net loss or net cash used for operating activities. Also, the restatement has no related income tax effect.

     A summary is as follows:

                                         As originally    Prior period         As
                                           presented       adjustment       restated
                                         -------------   -------------   -------------
     Issuance of stock for shares of
       European Nickel plc               $   1,352,475   $   1,046,440   $     306,035
                                         =============   =============   =============
     Investment in European Nickel plc   $   1,721,440   $   1,046,440   $     675,000
                                         =============   =============   =============
     Additional Paid in Capital          $   3,927,571   $   1,046,440   $   2,881,131
                                         =============   =============   =============


(11) Subsequent Event:

     In January 2004, the Company terminated the employment of its Chief Financial Officer, who was also the Company's Secretary and Treasurer. The Company has filed claims alleging that the former Chief Financial Officer took funds from the Company from October 2003 to January 2004 without authorization. The former Chief Financial Officer has filed claims against the Company for unlawful termination and for salaries due him that have been unpaid. The outcome of these proceedings cannot be reasonably determined. Therefore, no accrual for a loss contingency is provided as of August 31, 2003.